Form 10QSB
period 2007-06-30
Riverdale Mining Inc.
filed 2007-09-21
CIK 1402357

================================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 333-145049

RIVERDALE MINING INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0534641
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

20 Carl Crescent
Toronto, Ontario
Canada M1W 3R2
 (Address of principal executive offices, including zip code.)

1-877-536-0333
(Registrant's telephone number, including area code)

The Company is a Shell company: Yes [   ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

As of September 17, 2007, the Company had 5,000,000 shares of common stock outstanding.

=================================================================================================================

PART I

ITEM 1.     INTERIM FINANCIAL STATEMENTS

Riverdale Mining Inc.
Interim Financial Statements

June 30, 2007

RIVERDALE MINING INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	June 30,
ASSETS	2007	March 31,
	(unaudited)	2007
CURRENT ASSETS
Cash	$1,265	$50

Total Current Assets	1,265	50

TOTAL ASSETS	$1,265	$50

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$10,000	$18,000
Accounts payable - related parties	9,985	-
TOTAL CURRENT LIABILITIES	19,985	18,000

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred Stock, 100,000,000 shares authorized, $0.00001 par value; no shares are issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 5,000,000 shares issued and outstanding	50	50
Additional paid-in capital	-	-
Deficit accumulated during exploration stage	(18,770)	(18,000)
TOTAL STOCKHOLDERS' DEFICIT	(18,720)	(17,950)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,265	$50

See accompanying condensed notes to interim financial statements.

RIVERDALE MINING INC.
(AN EXPLORATION STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS

			From March 30,
		Three Months Ended	2007 (inception) to
		June 30, 2007	June 30, 2007
		(unaudited)	(unaudited)

REVENUES		$-	$-

EXPENSES
Consulting fees		250	250
Legal and accounting		-	8,000
Exploration		-	10,000
General and administrative		520	520
TOTAL EXPENSES		770	18,770

LOSS FROM OPERATIONS		(770)	(18,770)

INCOME TAXES		-	-

NET LOSS		$(770)	$(18,770)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$	nil

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED		5,000,000

See accompanying condensed notes to interim financial statements.

RIVERDALE MINING INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	For the Three Months	From March 30, 2007
	Ended June 30,	(inception) to
	2007	March 31, 2007
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(770)	$(18,770)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in accounts payable	(3,000)	15,000
Net cash used in operating activities	(3,770)	(3,770)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	50
Increase in related party payable	4,985	4,985

Net cash provided by financing activities	4,985	5,035

Change in cash	1,265	1,265

Cash, beginning of period	$50	-

Cash, end of period	$1,265	$1,265

SUPPLEMENTAL CASHFLOW DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable paid by related parties	$5,000	$5,000

See accompanying condensed notes to interim financial statements.

RIVERDALE MINING INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2007

NOTE 1 - BUSINESS ORGANIZATION AND BASIS OF PRESENTATION

Riverdale Mining Inc. (hereinafter "the Company") was incorporated on March 30, 2007 under the laws of the State of Nevada for the purpose of acquiring, exploring and developing mining properties. The Company maintains offices in Reno, Nevada and in Toronto, Canada. The Company's fiscal year end is March 31.

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the Company's audited financial statements for the year ended March 31, 2007. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the three month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008.

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of the Company's financial position and results of operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company's management which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Basic and Diluted Loss Per Share
Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted loss per share were the same, as there were no common stock equivalents outstanding.

RIVERDALE MINING INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2007

Going Concern
As shown in the accompanying financial statements, the Company has no revenues, has incurred a net loss of $770 for the three months ended June 30, 2007 and has an accumulated deficit of $18,770. These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company's management believes that significant and imminent private placements of stock and continuing contracted agreements will generate sufficient cash for the Company to continue to operate based on current expense projections. The Company anticipates it will require approximately $70,000 to continue operations in the fiscal year 2007. Management plans to sell stock through a public offering.

NOTE 3 - MINING CLAIMS

In March 2007, the Company, through its president, acquired for $10,000, 100% of the rights, title and interest in three mining claims in the Trail Creek Mining Division of British Columbia, Canada. Although the claims are recorded in Vladimir Vaskevich name for tax purposes, title to the claims has been conveyed to the Company via an unrecorded deed. The Company has assigned no value to these claims, as there is no evidence showing proven and probable reserves. The amount owing for the acquisition is included in accounts payable in the financial statements.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Mining Industry
 The Company is engaged in the exploration and development of mineral properties. At present, there are no feasibility studies establishing proven and probable reserves.

Although the minerals exploration and mining industries are inherently speculative and subject to complex environmental regulations, the Company is unaware of any pending litigation or of any specific past or prospective matters which could impair the value of its mining claims.

Registration with the Securities and Exchange Commission
The Company is presently undertaking the required steps to register as a publicly traded company. In this regard, the Company has signed a contract with a securities attorney to assist in this matter. The total fees to be paid to the attorney amount to $15,000. Of this amount, $5,000 was payable when attorney services began and is recorded as legal fees in the accompanying financial statements. At June 30, 2007, this amount was paid on behalf of the Company by its president and is included in accounts payable - related parties. The remaining $10,000 will be due when the Company's registration statement is declared effective by the Securities and Exchange Commission.

RIVERDALE MINING INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2007

NOTE 5 - RELATED PARTY PAYABLE

During the three months ended June 30, 2007, the Company's President advanced a total of $9,985 to the Company to pay for expenses. The amount is non-interest bearing and is to be repaid from the proceeds from the public offering.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

This section of the report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Plan of Operation

We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach this point. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. That cash must be raised from other sources. Our only other source for cash at this time is investments by others. We must raise cash to implement our project and stay in business. If we raise the minimum amount of money in our public offering, we believe it will last twelve months.

We will be conducting research in the form of exploration on our property. Our exploration program is explained in as much detail as possible in the business section of our prospectus. We are not going to buy or sell any plant or significant equipment during the next twelve months.

Our success depends upon finding mineralized material. This includes a determination by our consultant if the property contains reserves. We have not selected a consultant as of the date of this report and will not do so until our offering is successfully completed, if that occurs, of which there is no assurance. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we don't find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and you will lose your investment.

If we raise the minimum amount, we will have enough money to complete our exploration program.

We must conduct exploration to determine what amount of minerals, if any, exist on our property and if any minerals which are found can be economically extracted and profitably processed.

The property is undeveloped raw land. Exploration and surveying has not been initiated and will not be initiated until we raise money in our public offering. That is because we do not have money to start exploration. Once the offering is concluded, we intend to start exploration operations. To our knowledge, the property has never been mined. Future fees would be for incorporation of a British Columbia corporation and legal and accounting fees related to the incorporation. In June 2007, Mr. Vaskevich executed a declaration of trust acknowledging that he holds the property in trust for us and he will not deal with the property in any way, except to transfer the property to us. In the event that Mr. Vaskevich transfers title to a third party, the declaration of trust will be used as evidence that he breached his fiduciary duty to us. Mr. Vaskevich has not provided us with a signed or executed bill of sale in our favor. Mr. Vaskevich will issue a bill of sale to a subsidiary corporation to be formed by us should mineralized material be discovered on the property. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal before minerals retrieval can begin, we must explore for and find mineralized material. After that has occurred, we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We cannot predict what that will be until we find mineralized material. Mr. Vaskevich does not have a right to sell the property to anyone. He may only transfer the property to us.

Mr. Vaskevich may not demand payment for the claim when he transfers it to us. Further, Mr. Vaskevich does not have the right to sell the claim at a profit to us if mineralized material is discovered on the property. Mr. Vaskevich must transfer title to us, without payment of any kind, regardless of what is or is not discovered on the property.

We do not know if we will find mineralized material. We believe that activities occurring on adjoining properties are not material to our activities. The reason is that whatever is located under adjoining properties may or may not be located under the property. We do not claim to have any minerals or reserves whatsoever at this time on any of the property.

We intend to implement an exploration program which consists of core sampling. Core sampling is the process of drilling holes to a depth of up to 300 feet in order to extract samples of earth. Mr. Vaskevich, after confirming with our consultant, will determine where drilling will occur on the property. Mr. Vaskevich will not receive fees for his services. The samples will be tested to determine if mineralized material is located on the property. Based upon the tests of the core samples, we will determine if we will terminate operations, proceed with additional exploration of the property, or develop the property. The proceeds from our public offering are designed to only fund the costs of core sampling and testing. We intend to take our core samples to analytical chemists, geochemists and registered assayers located in British Columbia. We have not selected any of the foregoing as of the date of this report. We will only make the selections in the event we raise the minimum amount from our public offering.

We estimate the cost of drilling will be $20 per foot drilled. The amount of drilling will be predicated upon the amount of money raised in our offering. If we raise the minimum amount of money, we will drill approximately 2,700 linear feet or 9 holes to a depth of 300 feet. Assuming that we raise the maximum amount of money, we will drill approximately 6,500 linear feet, or up to 21 holes to a depth of 300 feet. We estimate that it will take up to three months to drill 21 holes to a depth of 300 feet each. We will pay a consultant up to a maximum of $5,000 per month for his services during the three month period or a total of $15,000. The total cost for analyzing the core samples will be $4,120. We will begin exploration activity ninety days after our public offering is completed, weather permitting.

We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves through the use of consultants. To pay the consultant and develop the reserves, we will have to raise additional funds through a second public offering, a private placement or through loans. As of the date of this report, we have no plans to raise additional funds other than the funds being raised in our public offering. Further, there is no assurance we will be able to raise any additional funds even if we discover mineralized material and a have a defined ore body.

We do not intend to hire additional employees at this time. All of the work on the property will be conducted by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

Milestones

The following are our milestones:

1.

0-90 days after completion of the offering, retain our consultant to manage the exploration of the property. Cost - $5,000 to $15,000. Time of retention 0-90 days. To carry out this milestone, we must hire a consultant. There are a number of mining consultants located in Vancouver, British Columbia that we intend to interview.

2.

90-180 days after completion of the offering. - Core drilling. Core drilling will cost $20 per foot. The number of holes to be drilled will be dependent upon the amount raised from the offering. Core drilling will be subcontracted to non-affiliated third parties. Cost $54,380 to $130,880. Time to conduct the core drilling - 90 days.

3.

180-210 days after completion of the offering. Have an independent third party analyze the samples from the core drilling. Determine if mineralized material is below the ground. If mineralized material is found, we will attempt to define the ore body. We estimate that it will cost $4,120 to analyze the core samples and will take 30 days.

4.

210-270 days after completion of the offering. If we discover significant quantities of mineral, we will have technical and economic feasibility studies to determine if we have reserves. These studies will be performed by third party. Cost - $5,000 to $10,000.

The cost of the subcontractors is included in cost of the exploration services to be performed as set forth in the Use of Proceeds section and the Business section of our registration statement. All funds for the foregoing activities will be obtained from our prospectus.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we will conduct research and exploration of our property before we start production of any minerals we may find. We are seeking equity financing to provide for the capital required to implement our research and exploration phases. We believe that the funds raised from our offering, whether it be the minimum amount or the maximum amount, will allow us to operate for one year.

There is no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to you.

Liquidity and Capital Resources

To meet our need for cash we are attempting to raise money through our public offering. We cannot guarantee that we will be able to raise enough money through the offering to stay in business. Whatever money we do raise will be applied to the items set forth in the Use of Proceeds section of our prospectus. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans.

At the present time, we have not made any arrangements to raise additional cash, other than through our public offering. If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. Whether we raise the minimum amount or maximum amount, it will last a year. Other than as described in this paragraph, we have no other financing plans.

We have the right to explore one property which consists of three claims comprising a total of 177.9 acres. The property is registered in our president' s name and we will begin our exploration plan upon completion of our public offering. We expect to start exploration operations within 90 days of completing our offering. As of the date of this report we have yet to begin operations and therefore we have yet to generate any revenues.

In March 2007, we issued 5,000,000 shares of common stock to our officers and directors pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933. The purchase price of the shares was $50. This was accounted for as an acquisition of shares.

As of June 30, 2007, our total assets were $1,265 consisting entirely of cash and our total liabilities were $19,985.

ITEM 3.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures - Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were effective.

PART II. OTHER INFORMATION

ITEM 2.    USE OF PROCEEDS.

On August 13, 2007, the SEC declared our Form SB-2 registration statement effective (SEC File no. 333-145049) allowing us to sell 1,000,000 shares minimum, 2,000,000 shares maximum at an offering price of $0.10 per share. There is no underwriter involved in our public offering. As of the date of this report, we have not sold any shares.

ITEM 6.     EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 21st day of September, 2007.

RIVERDALE MINING INC.

BY:	VLADIMIR VASKEVICH
Vladimir Vaskevich, President, Principal
Executive Officer, Treasurer, Principal
Financial Officer and Principal Accounting
Officer

EXHIBIT INDEX
Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).