Form 10QSB
period 2007-09-30
Riverdale Mining Inc.
filed 2007-11-13
CIK 1402357

===============================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 333-145049

RIVERDALE MINING INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

20 Carl Crescent
Toronto, Ontario
Canada M1W 3R2
 (Address of principal executive offices, including zip code.)

1-877-536-0333
(Registrant's telephone number, including area code)

The Company is a Shell company: Yes [   ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

As of October 27, 2007, the Company had 5,000,000 shares of common stock outstanding.

==============================================================================================

PART I

ITEM 1.     INTERIM FINANCIAL STATEMENTS

Riverdale Mining Inc.
Interim Financial Statements

September 30, 2007

RIVERDALE MINING INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	September 30,
ASSETS	2007	March 31,
	(unaudited)	2007
CURRENT ASSETS
Cash	$682	$50
Total Current Assets	$682	$50
TOTAL ASSETS	$682	$50
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	24,827	18,000
Accounts payable - related parties	11,480	-
TOTAL CURRENT LIABILITIES	$36,307	$18,000
COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred Stock, 100,000,000 shares authorized, $0.00001 par value No shares are issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 5,000,000 shares issued and outstanding	50	50
Additional paid-in capital	-	-
Deficit accumulated during exploration stage	(35,675)	(18,000)
TOTAL STOCKHOLDERS' DEFICIT	(35,625)	(17,950)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$682	$50

See accompanying condensed notes to interim financial statements.

RIVERDALE MINING INC.
(AN EXPLORATION STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS

			From March 30,
	Three Month Ended	Six Month Ended	2007 (inception) to
	September 30, 2007	September 30, 2007	September 30, 2007
	(unaudited)	(unaudited)	(unaudited)

REVENUES	$-	$-	$-

EXPENSES
Consulting fees	395	645	645
Legal and accounting	16,327	16,327	24,327
Exploration	-	-	10,000
General and administrative	183	703	703
TOTAL EXPENSES	16,905	17,675	35,675

LOSS FROM OPERATIONS	(16,905)	(17,675)	(35,675)

INCOME TAXES	-	-	-

NET LOSS	$(16,905)	$(17,675)	$(35,675)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	nil	nil

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	5,000,000	5,000,000

See accompanying condensed notes to interim financial statements.

RIVERDALE MINING INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	For the Six Months	From March 30, 2007
	Ended September 30,	(inception) to
	2007	September 30, 2007
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,675)	$(35,675)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in accounts payable	6,827	24,827
Increase (decrease) in related party payable	11,480	11,480
Net cash used in operating activities	632	632

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	50

Net cash provided by financing activities	-	50

Change in cash	-	682

Cash, beginning of period	$50	-

Cash, end of period	$682	$682

SUPPLEMENTAL CASHFLOW DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying condensed notes to interim financial statements.

RIVERDALE MINING INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2007

NOTE 1 - BUSINESS ORGANIZATION AND BASIS OF PRESENTATION

Riverdale Mining Inc. (hereinafter "the Company") was incorporated on March 30, 2007 under the laws of the State of Nevada for the purpose of acquiring, exploring and developing mining properties. The Company maintains offices in Reno, Nevada and in Toronto, Canada. The Company's fiscal year end is March 31.

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the Company's audited financial statements for the year ended March 31, 2007. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the six month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008.

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

RIVERDALE MINING INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2007

Going Concern
 As shown in the accompanying financial statements, the Company has no revenues, has incurred a net loss of $17,675 for the six months ended September 30, 2007 and has an accumulated deficit of $35,675. These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

NOTE 3 - MINING CLAIMS

In March 2007, the Company, through its president, acquired, for $10,000, 100% of the rights, title and interest in three mining claims in the Trail Creek Mining Division of British Columbia, Canada. Although the claims are recorded in Vladimir Vaskevich name for tax purposes, title to the claims has been conveyed to the Company via an unrecorded deed. The Company has assigned no value to these claims, as there is no evidence showing proven and probable reserves. The amount owing for the acquisition is included in accounts payable in the financial statements.

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

Registration with the Securities and Exchange Commission
The Company is presently undertaking the required steps to register as a publicly traded company. In this regard, the Company has signed a contract with a securities attorney to assist in this matter. The total fees to be paid to the attorney amount to $15,000. Of this amount, $5,000 was payable when attorney services began and is recorded as legal fees in the accompanying financial statements and included in accounts payable. The remaining $10,000 came due when the Company's registration statement was declared effective by the Securities and Exchange Commission, and is included in accounts payable at September 30, 2007.

RIVERDALE MINING INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2007

NOTE 5 - RELATED PARTY PAYABLE

During the six months ended September 30, 2007, the Company's president advanced a total of $11,480 to the Company to pay for expenses. The amount is non-interest bearing and is due on demand.

NOTE 6 - SUBSEQUENT EVENTS

Subsequent to the period ending September 30, 2007, the Company raised $115,000 from its offering. The funds were deposited into its corporate account and a total of $12,722 was used to pay for auditing and legal fees associated with the registration statement.

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

Milestones

The following are our milestones:

1.

0-90 days after completion of the offering - Retain our consultant to manage the exploration of the property. Cost - $5,000 to $15,000. Time of retention 0-90 days. To carry out this milestone, we must hire a consultant. There are a number of mining consultants located in Vancouver, British Columbia that we intend to interview.

2.

90-180 days after completion of the offering - Core drilling. Core drilling will cost $20 per foot. The number of holes to be drilled will be dependent upon the amount raised from the offering. Core drilling will be subcontracted to non-affiliated third parties. Cost $54,380 to $130,880. Time to conduct the core drilling - 90 days. To carry out this milestone we must conduct the core drilling. The driller will be retained by our consultant.

3.

180-210 days after completion of the offering - Have an independent third party analyze the samples from the core drilling. Determine if mineralized material is below the ground. If mineralized material is found, we will attempt to define the ore body. We estimate that it will cost $4,120 to analyze the core samples and will take 30 days. Delivery of the samples to the independent third party is necessary to carry out this milestone.

4.

210-270 days after completion of the offering - If we discover significant quantities of mineral, we will have technical and economic feasibility studies to determine if we have reserves. These studies will be performed by third party professors. Cost - $5,000 to $10,000.

    The cost of the subcontractors is included in cost of the exploration services to be performed as set forth in the Use of Proceeds section and the Business section of our registration statement. All funds for the foregoing activities will be obtained from our public offering.

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

    To become profitable and competitive, we conduct research and exploration of our property before we start production of any minerals we may find. We are seeking equity financing to provide for the capital required to implement our research and exploration phases. We believe that the funds raised from our offering, whether it be the minimum amount or the maximum amount, will allow us to operate for one year.

    We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Liquidity and Capital Resources

    To meet our need for cash we are attempting to raise money through our public offering. We cannot guarantee that we will be able to raise enough money through the offering to stay in business. Whatever money we do raise will be applied to the items set forth in the Use of Proceeds section of our registration statement. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans.

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

    We have the right to explore one property which consists of three claims comprising a total of 177.9 acres. The property is registered in our president's name and we will begin our exploration plan upon completion of our public offering. We expect to start exploration operations within 90 days of completing our offering. As of the date of this report we have yet to begin operations and therefore we have yet to generate any revenues.

    Since inception, we have issued 5,000,000 shares of our common stock and received $50.

    In March 2007, we issued 5,000,000 shares of common stock to our officers and directors pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933. The purchase price of the shares was $50. This was accounted for as an acquisition of shares.

    As of September 30, 2007, our total assets were $682 consisting entirely of cash and our total liabilities were $36,307.

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

PART II. OTHER INFORMATION

ITEM 2.     USE OF PROCEEDS.

    On August 13, 2007, the SEC declared our Form SB-2 registration statement effective (SEC File no. 333-145049) allowing us to sell 1,000,000 shares minimum, 2,000,000 shares maximum at an offering price of $0.10 per share. There is not an underwriter involved in our public offering. As of the date of this report, we have not sold any shares. On November 1, 2007 the Company exceeded its minimum by raising $115,000. Some of the funds were used subsequent to the period ended September 30, 2007 as follows:

Total raised as of November 1, 2007	$115,000
Legal Fees	$11,400
Accounting Fees	$1,113
Total remaining	$102,287

    As of the date of this report, we have not closed our public offering.

ITEM 6.     EXHIBITS.

    The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of November, 2007.

RIVERDALE MINING INC.

BY:	VLADIMIR VASKEVICH
Vladimir Vaskevich, President, Principal
Executive Officer, Treasurer, Principal
Financial Officer and Principal Accounting
Officer

EXHIBIT INDEX
Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

Print PDF Version