Form 10-Q
period 2007-12-31
Riverdale Mining Inc.
filed 2008-02-19
CIK 1402357

============================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____________ to _____________

Commission file number 333-145049

RIVERDALE MINING INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

20 Carl Crescent
Toronto, Ontario
Canada M1W 3R2
 (Address of principal executive offices, including zip code.)

1-877-536-0333
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer     [   ]       Accelerated filer     [   ]
                 Non-accelerated filer        [   ]       Smaller reporting company     [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [X]     NO [   ]

As of February 1, 2008, the Company had 7,000,000 shares of common stock outstanding.

=============================================================================================

PART I

ITEM 1.     INTERIM FINANCIAL STATEMENTS

Riverdale Mining Inc.
Interim Financial Statements

December 31, 2007

RIVERDALE MINING INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	December 31,
ASSETS	2007	March 31,
	(unaudited)	2007
CURRENT ASSETS
Cash	$170,115	$50

Total Current Assets	$170,115	$50

TOTAL ASSETS	$170,115	$50

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$20,024	$18,000
TOTAL CURRENT LIABILITIES	$20,024	$18,000

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, 100,000,000 shares authorized, $0.00001 par value No shares are issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 7,000,000 and shares issued and outstanding	70	50
Additional paid-in capital	199,980	-
Deficit accumulated during exploration stage	(49,959)	(18,000)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	150,091	(17,950)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$170,115	$50

See accompanying condensed notes to interim financial statements.

RIVERDALE MINING INC.
(AN EXPLORATION STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS

			From March 30,
	Three Month Ended	Nine Month Ended	2007 (inception) to
	December 31, 2007	December 31, 2007	December 31, 2007
	(unaudited)	(unaudited)	(unaudited)

REVENUES	$-	$-	$-

EXPENSES
Professional fees	7,345	7,990	10,990
Legal and accounting	5,970	22,297	27,297
Exploration	-	-	10,000
General and administrative	969	1,673	1,673
TOTAL EXPENSES	14,284	31,959	49,959

LOSS FROM OPERATIONS	(14,284)	(31,959)	(49,959)

INCOME TAXES	-	-	-

NET LOSS	$(14,284)	$(31,959)	$(49,959)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	nil	nil

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	5,444,444	5,444,444

See accompanying condensed notes to interim financial statements.

RIVERDALE MINING INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	For the Nine Months	From March 30, 2007
	Ended December 31,	(inception) to
	2007	December 31, 2007
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(31,959)	$(49,959)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in accounts payable	2,024	28,552
Net cash used in operating activities	29,985	29,945

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	199,980	199,980

Net cash provided by financing activities	200,100	200,050

Change in cash	170,115	170,115

Cash, beginning of period	200,050	-

Cash, end of period	$170,115	$170,115

SUPPLEMENTAL CASHFLOW DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying condensed notes to interim financial statements.

RIVERDALE MINING INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
December 31, 2007

NOTE 1 - BUSINESS ORGANIZATION AND BASIS OF PRESENTATION

Riverdale Mining Inc. (hereinafter "the Company") was incorporated on March 30, 2007 under the laws of the State of Nevada for the purpose of acquiring, exploring and developing mining properties. The Company maintains offices in Reno, Nevada and in Toronto, Canada. The Company's fiscal year end is March 31.

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-K as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the Company's audited financial statements for the year ended March 31, 2007. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the nine month period ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008.

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

RIVERDALE MINING INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
December 31, 2007

Going Concern
 As shown in the accompanying financial statements, the Company has no revenues, has incurred a net loss of $31,959 for the nine months ended December 31, 2007 and has an accumulated deficit of $49,959. These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company's management believes that significant private placements of stock and continuing contracted agreements will generate sufficient cash for the Company to continue to operate based on current expense projections. The Company anticipates it will require approximately $70,000 to continue operations in the fiscal year 2007.

Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51"("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

NOTE 3 - MINING CLAIMS

In March 2007, the Company, acquired the right to conduct exploration activity on three mining claims in the Trail Creek Mining Division of British Columbia, Canada. The claims are recorded in Vladimir Vaskevich's name. The amount owed Madman Mining for the acquisition of the mining claim, and future geologic testing is included in accounts payable in the financial statements.

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

RIVERDALE MINING INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
December 31, 2007

NOTE 5 - RELATED PARTY PAYABLE

During the nine months ended December 31, 2007, the Company repaid officer loans made by the President totaling $11,480 which was loaned to the Company to pay for start-up expenses.

NOTE 6 - CONCENTRATIONS

Bank Accounts
The Company maintains its cash accounts in a single commercial bank. During the year, the Company may maintain balances in excess of the federally insured amounts in the accounts that are maintained in the United States. At December 31, 2007, a total of $70,115, was not insured.

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

    We will be conducting research in the form of exploration on the mining claims. Our exploration program is explained in as much detail as possible in the business section of our registration statement. We are not going to buy or sell any plant or significant equipment during the next twelve months.

    Our success depends upon finding mineralized material. This includes a determination by our consultant if the property contains reserves. We have not selected a consultant as of the date of this report. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we don't find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and you will lose your investment.

    We must conduct exploration to determine what amount of minerals, if any, exist on our property and if any minerals which are found can be economically extracted and profitably processed.

    The property is undeveloped raw land. To our knowledge, the property has never been mined.

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

    We intend to implement an exploration program which consists of core sampling. Core sampling is the process of drilling holes to a depth of up to 100 feet in order to extract samples of earth. Mr. Vaskevich, after confirming with our consultant, will determine where drilling will occur on the property. Mr. Vaskevich will not receive fees for his services. The samples will be tested to determine if mineralized material is located on the property. Based upon the tests of the core samples, we will determine if we will terminate operations, proceed with additional exploration of the property, or develop the property. The proceeds from our public offering are designed to only fund the costs of core sampling and testing. We intend to take our core samples to analytical chemists, geochemists and registered assayers located in British Columbia. We have not selected any of the foregoing as of the date of this report. We will only make the selections in the event we raise the minimum amount from our public offering.

    We estimate the cost of drilling will be $20 per foot drilled. We intend to drill 21 holes. We estimate that it will take up to three months to drill 21 holes to a depth of 100 feet each. We will pay a consultant up to a maximum of $5,000 per month for his services during the three month period or a total of $15,000. The total cost for analyzing the core samples will be $4,120. We will begin exploration activity ninety days after our public offering is completed, weather permitting.

    We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves through the use of consultants. To develop the reserves, we will have to raise additional funds through a second public offering, a private placement or through loans. As of the date of this report, we have no plans to raise additional funds other than the funds. Further, there is no assurance we will be able to raise any additional funds even if we discover mineralized material and a have a defined ore body.

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

Milestones

    The following are our milestones:

1.

March - May 2008 - Retain our consultant to manage the exploration of the property. Cost - $5,000 to $15,000. Time of retention 0-90 days. To carry out this milestone, we must hire a consultant. There are a number of mining consultants located in Vancouver, British Columbia that we intend to interview.

2.

June - August 2008 - Core drilling. Core drilling will cost $20 per foot. The number of holes to be drilled will be dependent upon the amount raised from the offering. Core drilling will be subcontracted to non-affiliated third parties. Cost $54,380 to $130,880. Time to conduct the core drilling - 90 days. To carry out this milestone we must conduct the core drilling. The driller will be retained by our consultant.

3.

September - November 2008 - Have an independent third party analyze the samples from the core drilling. Determine if mineralized material is below the ground. If mineralized material is found, we will attempt to define the ore body. We estimate that it will cost $4,120 to analyze the core samples and will take 30 days. Delivery of the samples to the independent third party is necessary to carry out this milestone.

4.

December 2008 - February 2009 - If we discover significant quantities of mineral, we will have technical and economic feasibility studies to determine if we have reserves. These studies will be performed by third party professors. Cost - $5,000 to $10,000.

    The cost of the subcontractors is included in cost of the exploration services to be performed as set forth in the Use of Proceeds section and the Business section of our registration statement. All funds for the foregoing activities have been obtained from our public offering.

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

    To become profitable and competitive, we conduct research and exploration of our property before we start production of any minerals we may find. We believe that the funds raised from our offering will allow us to operate for one year.

    We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Future equity financing could result in additional dilution to existing shareholders.

Liquidity and Capital Resources

    If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans.

    At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. The money we raised from our public offering will last a year.

    We have the right to explore one property which consists of three claims comprising a total of 177.9 acres. The property is registered in our president's name and we will begin our exploration plan in March of 2008.

    Since inception, we have issued 7,000,000 shares of our common stock and received $200,050.

    In March 2007, we issued 5,000,000 shares of common stock to our officers and directors pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933. The purchase price of the shares was $50. This was accounted for as an acquisition of shares.

    In December 2007, we completed our public offering by raising $200,000 and issued 2,000,000 shares of common stock.

    As of December 31, 2007, our total assets were $170,115 consisting entirely of cash and our total liabilities were $20,024.

ITEM 4.     CONTROLS AND PROCEDURES.

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

PART II. OTHER INFORMATION

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

    On August 13, 2007, the SEC declared our Form SB-2 registration statement effective (SEC File no. 333-145049) allowing us to sell 1,000,000 shares of common stock minimum, 2,000,000 shares of common stock maximum at an offering price of $0.10 per share. There was not underwriter involved in our public offering. On December 3, 2007 we completed our public offering by issuing 2,000,000 shares of our common stock and raising $200,000. Some of the funds were used during the period as follows:

General and Administrative Fees	$969
Repayment of Officers Loans	$11,480
Professional Fees	$13,315
Total remaining	$170,115

ITEM 6.     EXHIBITS.

    The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 19th day of February, 2008.

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