Form 10-K
period 2008-03-31
Riverdale Mining Inc.
filed 2008-07-03
CIK 1402357

=================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]      ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 FOR THE YEAR ENDED March 31, 2008

Commission file number 333-145049

RIVERDALE MINING INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

20 Carl Crescent
Toronto, Ontario
Canada M1W 3R2
(Address of principal executive offices, including zip code.)

1-877-536-0333
(telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:
Yes [   ] No [X]

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 if the Exchange Act.

Large Accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 31, 2008 $0.00.

================================================================================================

PART I.

ITEM 1.     BUSINESS.

General

We were incorporated in the State of Nevada on March 30, 2007. We are an exploration stage corporation. An exploration stage corporation is one engaged in the search of mineral deposits or reserves which are not in either the development or production stage. We intend to conduct exploration activities on one property. We maintain our statutory registered agent's office at The Corporation Trust Company of Nevada, 6100 Neil Road, Suite 500, Reno, Nevada 89511 and our business office is located at 20 Carl Crescent, Toronto, Ontario, Canada M1W 3R2. Our telephone number is (877) 536-0333. This is our mailing address as well.

There is no assurance that a commercially viable mineral deposit exists on the property and further exploration will be required before a final evaluation as to the economic feasibility is determined.

We have no plans to change the company's business activities or to combine with another business, and are not aware of any events or circumstances that might cause our plans to change.

We have no revenues, have achieved losses since inception, have no operations, have been issued a going concern opinion and rely upon the sale of our securities and loans from our officers and directors to fund operations.

Background

In June 2007, we acquired one mineral property containing two, one unit claims and one, one cell claim in British Columbia, Canada from an unrelated third party; however, due to Canadian laws and regulations, the title to the mineral property is held by Vladimir Vaskevich, our president and a member of the board of directors. At that time, Mr. Vladimir Vaskevich executed a declaration of trust acknowledging that he holds the property in trust for us and he will not deal with the property in any way, except to transfer the property to us. In the event that Mr. Vaskevich transfers title to a third party, the declaration of trust will be used as evidence that he breached his fiduciary duty to us. Mr. Vaskevich has not provided us with a signed or executed bill of sale in our favor. Mr. Vaskevich will issue a bill of sale to a subsidiary corporation to be formed by us should mineralized material be discovered on the property. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. British Columbia allows a mineral explorer to claim a portion of available Crown lands as its exclusive area for exploration by registering the claim area on the British Columbia Mineral Titles Online system. The Mineral Titles Online system is the Internet-based British Columbia system used to register, maintain and manage the claims. A cell is an area which appears electronically on the British Columbia Internet Minerals Titles Online Grid and was formerly called a claim. A claim is a grant from the Crown of the available land within the cells to the holder to remove and sell minerals.

The online grid is the geographical basis for the cell. Formerly, the claim was established by sticking stakes in the ground to define the area and then recording the staking information. The staking system is now antiquated in British Columbia and has been replaced with the online grid. The property was registered by Lloyd Brewer of Madman Mining, a non affiliated third party. Lloyd Brewer of Madman Mining is a self-employed contract staker and field worker residing in British Columbia.

Under British Columbia law, title to British Columbia mining claims can only be held by British Columbia residents. In the case of corporations, title must be held by a British Columbia corporation. In order to comply with the law we would have to incorporate a British Columbia wholly owned subsidiary corporation and obtain audited financial statements. We believe those costs would be a waste of our money at this time.

In the event that we find mineralized material and the mineralized material can be economically extracted, we will form a wholly owned British Columbia subsidiary corporation and Mr. Vaskevich will convey title to the property to the wholly owned subsidiary corporation. Should Mr. Vaskevich transfer title to another person and that deed is recorded before we record our documents, that other person will have superior title and we will have none. If that event occurs, we will have to cease or suspend operations. However, Mr. Vaskevich will be liable to us for monetary damages for breaching the terms of his oral agreement with us to transfer his title to a subsidiary corporation we create. To date we have not performed any work on the property. All Canadian lands and minerals which have not been granted to private persons are owned by either the federal or provincial governments in the name of Her Majesty Elizabeth II. Ungranted minerals are commonly known as Crown minerals. Ownership rights to Crown minerals are vested by the Canadian Constitution in the province where the minerals are located. In the case of the Company property, that is the province of British Columbia.

In the 19th century the practice of reserving the minerals from fee simple Crown grants was established. Legislation now ensures that minerals are reserved from Crown land dispositions. The result is that the Crown is the largest mineral owner in Canada, both as the fee simple owner of Crown lands and through mineral reservations in Crown grants. Most privately held mineral titles are acquired directly from the Crown. The Company property is one such acquisition. Accordingly, fee simple title to the Company property resides with the Crown.

The property is comprised of mining leases issued pursuant to the British Columbia Mineral Act. The lessee has exclusive rights to mine and recover all of the minerals contained within the surface boundaries of the lease continued vertically downward. The Crown does not have the right to reclaim provided a minimum fee of CDN$100 is paid timely. The Crown could reclaim the property in an eminent domain proceeding, but would have to compensate the lessee for the value of the claim if it exercised the right of eminent domain. It is highly unlikely that the Crown will exercise the power of eminent domain. In general, where eminent domain has been exercised it has been in connection with incorporating the property into a provincial park.

The property is unencumbered and there are no competitive conditions which affect the property. Further, there is no insurance covering the property and we believe that no insurance is necessary since the property is unimproved and contains no buildings or improvements.

To date we have not performed any work on the property. We are presently in the exploration stage and we cannot guarantee that a commercially viable mineral deposit, a reserve, exists in the property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

There are no native land claims that affect title to the property. We have no plans to try to interest other companies in the property if mineralization is found. If mineralization is found, we will try to develop the property ourselves.

Claims

The following is a list of tenure numbers, claim, and expiration date of our claims:

		Number of	Date of
Tenure No.	Document Description	Units or Cells	Expiration
403434	Rainy Day #1	1	March 4, 2009
403435	Rainy Day #2	1	March 4, 2009
533578	Rainy Day #3	1	March 4, 2009

In order to maintain these claims we must pay a fee of CND$100 per year per cell.

Location and Access

The South Rossland Gold Project is located approximately 440 miles by road from Vancouver, B.C. and south - southwest of Trail, B.C. The property is located within the Trail Creek Mining Division.

Good road access to the northern area of the claim is provided by a paved secondary road (the historic Dewdney Trunk Road) which passes approximately 100 yards north of the property's northern boundary. Secondary gravel roads bisect the southern part of the property and a number of rough bulldozer logging trails provide access throughout the south and central areas of the property. Portions of the southern area of the property have been logged within the past five or so years.

Map 1

Map 1

1312
DL 1161, SUNDAY SUN NO. 2 MC
DL 13117, FRIDAY MC
RIDGE
DL 1342, GOLD HUNTER MC
DL 954, SUNSET NO. 2 MC
524587
DL 457, TOURMALINE MC
1329
DL 1457, ANNIE E. MC
DL 1343, ALABAMA MC
RIDGE
DL 1287, WIDE WEST MC
562177
82F.001
DL 933, GRAND PRIZE MC
DL 12277, BUCKEYE FRACTION MC
403434
DL 2980, ESMERALDA FRACTION MC
533578
DL 1054, HATTIE MC
257611
562178
DL 932, DEER PARK MC
DL 1444, BLACK DIAMOND MC
403435
DL 1694, MODENA MC
DL 1508, RICHMOND MC
DL 1059, BLACK HORSE MC
537370
369602
0
110
220 m.
Map center: 49° 3' 43.7" N, 117° 49' 5.7" W

Fort St. John
Terrace
Quesnel
Williams Lake
Revelstoke
Vernon
Vancouver
Trail
Victoria

Legend

- Indian Reserves
- National Parks
- Parks
- Mineral Titles Grid (LRDW)
- Mineral Tenures (Mineral - LRDW)
  - Mineral Claim
  - Mineral Lease
- Reserves (Mineral - LRDW Sites)
  - Placer Claim Designation
  - Placer Lease Designation
  - No Staking Reserve
  - Conditional Reserve
  - Release Required Reserve
  - Surface Restriction
  - Recreation Area
  - Others
- Mining Division (MTO)
- Integrated Cadastral Fabric
- Survey Parcels
- BCGS Grid
- Contours (TRIM)
  - Contour - Index
  - Contour - Index.Indefinite
  - Contour - Index.Depression
  - Contour - Index.Depression Indefinite
  - Contour - Intermediate
  - Contour - Intermediate.Indefinite
  - Contour - Intermediate.Depression
  - Contour - Intermediate.Depression Indefinite
  - Areaof Exclusion
  - Areaof Indefinite Contours
- Annotation (1:20K)

N

Scale: 1:6,407

This map is a user generated static output from an Internet mapping site and is for general reference only. Data layers that appear on this map may or may not be accurate, current, or otherwise reliable. THIS MAP IS NOT TO BE USED FOR NAVIGATION.

Map 2

map 2

DL 1343, ALABAMA MC
DL 1287, WIDE WEST MC
DL 933, GRAND PRIZE MC
DL 12277, BUCKEYE FRACTION MC
DL 1278, TUESDAY MC
403434
DL 2980, ESMERALDA FRACTION MC
533578
DL 1054, HATTIE MC
257611
DL 932, DEER PARK MC
DL 1444, BLACK DIAMOND MC
562178
DL 1694, MODENA MC
562177
DL 1508, RICHMOND MC
403435
82F.001
DL 1059, BLACK HORSE MC
326767
DL 1052, LILY MAY MC
RIDGE
537370
257686
369602
DL 1051, ZILOR MC
DL 1493, RODERICK DHU MC
257647
520621
520624
DL 1058, FAIRVIEW MC
257688
0 125 250 m.
Map center: 49° 3' 28.1" N, 117° 49' 9.2" W
Fort St. John
Terrace
Quesnel
Williams Lake
Revelstoke
Vernon
Vancouver
Trail
Victoria
Legend
Indian Reserves
National Parks
Parks
Mineral Titles Grid (LRDW)
Mineral Tenures (Mineral - LRDW)
Mineral Claim
Mineral Lease
Reserves (Mineral - LRDW Sites)
Placer Claim Designation
Placer Lease Designation
No Staking Reserve
Conditional Reserve
Release Required Reserve
Surface Restriction
Recreation Area
Others
Mining Division (MTO)
Integrated Cadastral Fabric
Survey Parcels
BCGS Grid
Contours (TRIM)
Contour - Index
Contour - Index.Indefinite
Contour - Index.Depression
Contour - Index.Depression Indefinite
Contour - Intermediate
Contour - Intermediate.Indefinite
Contour - Intermediate.Depression
Contour - Intermediate.Depression Indefinite
Areaof Exclusion
Areaof Indefinite Contours
Annotation (1:20K)
N
Scale: 1:7,002

This map is a user generated static output from an Internet mapping site and is for general reference only. Data layers that appear on this map may or may not be accurate, current, or otherwise reliable. THIS MAP IS NOT TO BE USED FOR NAVIGATION.

Map 3

map 3

DL 13117, FRIDAY MC
DL 1342, GOLD HUNTER MC
DL 954, SUNSET NO. 2 MC
DL 1617, OLD HUNDRED MC
DL 1457, ANNIE E. MC
DL 1343, ALABAMA MC
524587
RIDGE
DL 1287, WIDE WEST MC
DL 933, GRAND PRIZE MC
DL 1278, TUESDAY MC
DL 12277, BUCKEYE FRACTION MC
403434
DL 2980, ESMERALDA FRACTION MC
562177
533578
82F.001
257611
DL 1054, HATTIE MC
562178
DL 932, DEER PARK MC
DL 1444, BLACK DIAMOND MC
DL 1508, RICHMOND MC
257646
DL 1694, MODENA MC
403435
DL 1059, BLACK HORSE MC
537370
369602
DL 1052, LILY MAY MC
RIDGE
DL 1493, RODERICK DHU MC
0
110
220 m.
DL 1051, ZILOR MC
Map center: 49° 3' 37.1" N, 117° 49' 0.2" W

Fort St. John
Terrace
Quesnel
Williams Lake
Revelstoke
Vernon
Vancouver
Trail
Victoria

Legend

- Indian Reserves
- National Parks
- Parks
- Mineral Titles Grid (LRDW)

Mineral Tenures (Mineral - LRDW)

- Mineral Claim
- Mineral Lease

Reserves (Mineral - LRDW Sites)

- Placer Claim Designation
- Placer Lease Designation
- No Staking Reserve
- Conditional Reserve
- Release Required Reserve
- Surface Restriction
- Recreation Area
- Others
- Mining Division (MTO)
- Integrated Cadastral Fabric
- Survey Parcels
- BCGS Grid

Contours (TRIM)

- Contour - Index
- Contour - Index.Indefinite
- Contour - Index.Depression
- Contour - Index.Depression Indefinite
- Contour - Intermediate
- Contour - Intermediate.Indefinite
- Contour - Intermediate.Depression
- Contour - Intermediate.Depression Indefinite
- Areaof Exclusion
- Areaof Indefinite Contours

Annotation (1:20K)

Scale: 1:6,451

This map is a user generated static output from an Internet mapping site and is for general reference only. Data layers that appear on this map may or may not be accurate, current, or otherwise reliable. THIS MAP IS NOT TO BE USED FOR NAVIGATION.

Physiography

The property is situated within the Columbia River Valley area of the Monashee Mountains in the south-central interior of British Columbia.

Elevations within the property range from 4,000 feet at the northern most point of the property to 3,400 feet along the east central claim boundary.

The vegetation is sparse within most areas of the property and consists mainly of moderately spaced second and third growth pine and fir trees. Portions of the area have been logged within the past five years and are partially overgrown with alder and fireweed. Emissions, containing acids and other toxic chemicals, originating from the Teck-Cominco Smelter complex during most of the 1900s have left much of the area devoid of underbrush vegetation. The climate features warm summers and snowy winters. Average yearly precipitation is 20 inches. A snow pack of 4-5 feet begins to accumulate in November and lingers in places into late April. The moderate climate in the project area allows for exploration approximately eight months during the year.

Water for all phases of exploration and development is readily available in numerous sources within and immediately adjoining the property.

History

The property shows signs of previous exploration activities. No known mineralized material exists on the property.

Geology and Mineralization

The Rossland area is underlain by sedimentary and volcanic rocks which have been intruded and metamorphosed by igneous rocks.

The oldest formation is the Mount Roberts Formation (Pennsylvanian) which are sediments consisting of slates, limestones, quartzites and greenstones mostly andesites and banded tuffs.

This in turn is overlain by the Rossland Formation (Lower Jurassic) which consists mainly of lava flows of andesitic to basaltic composition, augite porphyry, and bodies of tuff and argillite. The above rocks have all been intruded by a number of different intrusions in the following sequence:

Ultrabasic Intrusions	(Lower Cretaceous)	serpentinized peridotite
Rossland Monzonite	(Lower Cretaceous)	monzonite
Nelson Plutonic rocks	(Lower Cretaceous)	granite and other phases
Coryell Plutonic rocks	(Tertiary)	alkali granite and syenite
Sheppard Intrusions	(Tertiary)	alkali granite and syenite

Most of all these formations in turn have been subjected to faulting and the intrusion of numerous dykes of various compositions from monzonite to basalts. In general terms these dykes are steeply dipping and trend to the north.

Supplies

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

Description of Property

Other than our interest in the property, we own no plants or other property.

Our Proposed Exploration Program

Our exploration target is to find an ore body containing gold. Our success depends upon finding mineralized material. This includes a determination by our consultant if the property contains reserves. We have not selected a consultant as of the date of this report. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal.

In addition, we may not have enough money to complete our exploration of the property. If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from a second public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. If we need additional money and cannot raise it, we will have to suspend or cease operations.

We must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed.

The property is undeveloped raw land. Exploration and surveying has not been initiated. That is because we do not have money to start exploration. To our knowledge, the property has never been mined. Before minerals retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We cannot predict what that will be until we find mineralized material.

We do not know if we will find mineralized material. We believe that activities occurring on adjoining properties are not material to our activities. The reason is that whatever is located under adjoining properties may or may not be located under our property.

We do not claim to have any minerals or reserves whatsoever at this time on any of the property.

We intend to implement an exploration program which consists of core sampling. Core sampling is the process of drilling holes to a depth of up to 300 feet in order to extract a sample of earth. Mr. Vaskevich, after confirming with our consultant, will determine where drilling will occur on the property. The samples will be tested to determine if mineralized material is located on the property. Based upon the tests of the core samples, we will determine if we will terminate operations; proceed with additional exploration of the property; or develop the property. We intend to take our core samples to analytical chemists, geochemists and registered assayers located in Vancouver, British Columbia. We have not selected any of the foregoing as of the date of this report.

We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves through the use of a consultant. We have no plans to interest other companies in the property if we do not find mineralized material.

If we are unable to complete exploration because we do not have enough money, we will cease operations until we raise more money. If we cannot or do not raise more money, we will cease operations. If we cease operations, we do not know what we will do and we do not have any plans to do anything else.

We cannot provide you with a more detailed discussion of how our exploration program will work and what we expect will be our likelihood of success. That is because we have a piece of raw land and we intend to look for mineralized material. We may or may not find any mineralized material. We hope we do, but it is impossible to predict the likelihood of such an event.

Competitive Factors

The gold mining industry is fragmented, that is there are many, many gold prospectors and producers, small and large. We do not compete with anyone. That is because there is no competition for the exploration or removal of minerals from the property. We will either find mineralized materials on the property or not. If we do not, we will cease or suspend operations. We are one of the smallest exploration companies in existence. We are an infinitely small participant in the gold mining market. Readily available gold markets exist in Canada and around the world for the sale of gold. Therefore, we will be able to sell any gold that we are able to recover.

Regulations

Our property is registered on British Columbia Mineral Titles Online system. We are also subject to the British Columbia Mineral Exploration Code which tells us how and where we can explore for minerals.

This act sets forth rules for

*	locating claims
*	posting claims
*	working claims
*	reporting work performed

We can explore for minerals on the property and are in compliance with the Code rules and regulations. The Code rules and regulations will not adversely affect our operations.

Environmental Law

We are also subject to the Health, Safety and Reclamation Code for Mines in British Columbia. This code deals with environmental matters relating to the exploration and development of mining properties. Its goals are to protect the environment through a series of regulations affecting:

1.	health and safety
2.	archaeological sites
3.	exploration access

We are responsible to provide a safe working environment, not disrupt archaeological sites, and conduct our activities to prevent unnecessary damage to the property.

We will secure all necessary permits for exploration and, if development is warranted on the property, will file final plans of operation before we start any mining operations. We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what that will involve from an environmental standpoint.

We are in compliance with the Code and will continue to comply with the Code in the future. We believe that compliance with the Code will not adversely affect our business operations in the future.

Exploration stage companies have no need to discuss environmental matters, except as they relate to exploration activities. The only "cost and effect" of compliance with environmental regulations in British Columbia is returning the surface to its previous condition upon abandonment of the property. We cannot speculate on those costs in light of our ongoing plans for exploration. When we are ready to drill, we will notify the B.C. Inspector of Mines. He will require a bond to be put in place to assure that the property will be restored to its original condition. We have estimated the cost of restoring the property to be between $3,000 to $9,000, depending upon the number of holes drilled.

Employees

We intend to use the services of subcontractors for manual labor exploration work on our properties.

Employees and Employment Agreements

At present, we have no employees, other than our officers and directors. Our officers and directors are part-time employees and will devote about 10% of their time to our operations. Our officers and directors do not have an employment agreement with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers and directors. Our officers and directors will handle our administrative duties. Because our officers and directors are inexperienced with exploration, they will hire qualified persons to perform the surveying, exploration, and excavating of our property. As of today, we have not looked for or talked to any geologists or engineers who will perform work for us in the future.

ITEM 1A. RISK FACTORS.

1. Our plan of operation is limited to finding an ore body. As such we have no plans for revenue generation. Accordingly, you should not expect any revenues from operations.

Our plan of operation and the funds we raised will be used for exploration of the property to determine if there is an ore body beneath the surface. Exploration does not contemplate removal of the ore. We have no plans or funds for ore removal. Accordingly, we will not generate any revenues as a result of your investment.

2. Because the probability of an individual prospect ever having reserves is extremely remote any funds spent on exploration will probably be lost.

The probability of an individual prospect ever having reserves is extremely remote. In all probability the property does not contain any reserves. As such, any funds spent on exploration will probably be lost which will result in a loss of your investment.

3. We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease operations.

We were incorporated on March 30, 2007, and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $68,665. To achieve and maintain profitability and positive cash flow we are dependent upon:

*	our ability to locate a profitable mineral property
*	our ability to generate revenues
*	our ability to reduce exploration costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our mineral properties. As a result, we may not generate revenues in the future. Failure to generate revenues will cause us to suspend or cease operations.

4. Because our management does not have technical training or experience in exploring for, starting, and operating an exploration program, we will have to hire qualified personnel. If we cannot locate qualified personnel, we may have to suspend or cease operations which will result in the loss of your investment.

Because our management is inexperienced with exploring for, starting, and operating an exploration program, we will have to hire qualified persons to perform surveying, exploration, and excavation of the property. Our management has no direct training or experience in these areas and as a result may not be fully aware of many of the specific requirements related to working within the industry. Management decisions and choices may not take into account standard engineering or managerial approaches that mineral exploration companies commonly use. Consequently our operations, earnings and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry. As a result we may have to suspend or cease operations which will result in the loss of your investment.

5. Because title to the property is held in the name of one of our officers, if he transfers the property to someone other than us, we will cease operations.

Record title to the property upon which we intend to conduct exploration activities is not held in our name. Record title to the property is recorded in the name of Vladimir Vaskevich. If he transfers the property to a third person, the third person will obtain good title and we will have nothing. If that happens we will be harmed in that we will not own any property and we will have to cease operations. Under British Columbia law, title to British Columbia mining claims can only be held by British Columbia residents. In the case of corporations, title must be held by a British Columbia corporation. In order for us to own record title to the property, we would have to incorporate a British Columbia wholly owned subsidiary corporation and obtain audited financial statements. We believe those costs would be a waste of our money at this time because the legal costs of incorporating a subsidiary corporation, the accounting costs of audited financial statements for the subsidiary corporation, together with the legal and accounting costs of expanding our initial public offering would cost several thousands of dollars. Accordingly, we have elected not to create the subsidiary at this time, but will do so if mineralized material is discovered on the property.

6. Because we are small and do not have much capital, we may have to limit our exploration activity which may result in a loss of your investment.

Because we are small and do not have much capital, we must limit our exploration activity. As such we may not be able to complete an exploration program that is as thorough as we would like. In that event, an existing ore body may go undiscovered. Without an ore body, we cannot generate revenues and you will lose your investment.

7. Weather interruptions in the province of British Columbia may affect and delay our proposed exploration operations and as a result, there may be delays in generating revenues.

Our proposed exploration work can only be performed approximately five to six months out of the year. This is because rain and snow cause the roads leading to our claim to be impassible during six to seven months of the year. When roads are impassible, we are unable to conduct exploration operations on the property which will delay the generation of possible revenues by us.

8. Because Messrs. Vaskevich and Ratchkovski have other outside business activities, they will only be devoting 10% of their time, or four hours per week to our operations; our operations may be sporadic which may result in periodic interruptions or suspensions of exploration.

Because Messrs. Vaskevich and Ratchkovski, our officers and directors, have other outside business activities, they will only be devoting 10% of their time, or four hours per week, to our operations. As a result, our operations may be sporadic and occur at times which are convenient to Messrs. Vaskevich and Ratchkovski. As a result, exploration of the property may be periodically interrupted or suspended.

9. If our officers and directors resign or die without having found replacements our operations will be suspended or cease. If that should occur, you could lose your investment.

We have two officers and directors. We are entirely dependent upon them to conduct our operations. If they should resign or die there will be no one to run us. Further, we do not have key person insurance. If that should occur, until we find another person to run us, our operations will be suspended or cease entirely. In that event it is possible you could lose your entire investment.

10. Because there is no public trading market for our common stock, you may not be able to resell your stock and as a result your investment is illiquid.

There is currently no public trading market for our common stock. Therefore there is no central place, such as stock exchange or electronic trading system, to resell your shares. If you do want to resell your shares, you will have to locate a buyer and negotiate your own sale, of which there is no assurance. As a result, your investment is illiquid.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We own no property other than personal property incidental to our business operations.

ITEM 3. LEGAL PROCEEDINGS.

We are not presently a party to any litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.   MARKET PRICE FOR THE REGISTRANT'S COMMON EQUITY, RELATED
                  STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our shares are traded on the Bulletin Board operated by the Federal Industry Regulatory Authority under the symbol "RVDM."A summary of trading by quarter for the last two fiscal years is as follows:

Fiscal Year
2008	High Bid	Low Bid

Fourth Quarter: 01-01-08 to 03-31-08	$0.00	$0.00
Third Quarter: 10-01-07 to 12-31-07	$0.00	$0.00
Second Quarter: 07-01-07 to 9-30-07	$0.00	$0.00
First Quarter: 04-01-07 to 6-30-07	$0.00	$0.00

Fiscal Year
2007	High Bid	Low Bid

Fourth Quarter: 01-01-07 to 03-31-07	$0.00	$0.00
Third Quarter: 10-01-06 to 12-31-06	$0.00	$0.00
Second Quarter: 07-01-06 to 9-30-06	$0.00	$0.00
First Quarter: 04-01-06 to 6-30-06	$0.00	$0.00

Of the 7,000,000 shares of common stock outstanding as of March 31, 2008, 5,000,000 shares were owned by our officers and directors. These shares may only be resold in compliance with Rule 144 of the Securities Act of 1933.

At March 31, 2008, there were 43 holders of our common stock.

No common stock is subject to outstanding options, warrants or securities convertible into common stock.

Status of our public offering

On August 13, 2007, the SEC declared our Form SB-2 registration statement effective (SEC File no. 333-145049) allowing us to sell 1,000,000 shares of common stock minimum, 2,000,000 shares of common stock maximum at an offering price of $0.10 per share. There was not underwriter involved in our public offering. On December 3, 2007 we completed our public offering by issuing 2,000,000 shares of our common stock and raising $200,000. Some of the funds were used during the last year as follows:

General and Administrative Fees	$9,168
Legal and Accounting Fees	$29,282
Consulting Fees	$12,215
Total	$50,665

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

Section Rule 15(g) of the Securities Exchange Act of 1934

Our Company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the FINRA's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

The application of the penny stock rules may affect your ability to resell your shares.

ITEM 6.   SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Our success depends upon finding mineralized material. This includes a determination by our consultant if the property contains reserves. We have not selected a consultant as of the date of this report. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we don't find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations.

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

Milestones

    The following are our milestones:

1.

June - August 2008 - Retain our consultant to manage the exploration of the property. Cost - $5,000 to $15,000. Time of retention 0-90 days. To carry out this milestone, we must hire a consultant. There are a number of mining consultants located in Vancouver, British Columbia that we intend to interview.

2.

August - October 2008 - Core drilling. Core drilling will cost $20 per foot. Core drilling will be subcontracted to non-affiliated third parties. Cost $54,380 to $130,880. Time to conduct the core drilling - 90 days. To carry out this milestone we must conduct the core drilling. The driller will be retained by our consultant.

3.

October - December 2008 - Have an independent third party analyze the samples from the core drilling. Determine if mineralized material is below the ground. If mineralized material is found, we will attempt to define the ore body. We estimate that it will cost $4,120 to analyze the core samples and will take 30 days. Delivery of the samples to the independent third party is necessary to carry out this milestone.

4.

December 2008 - March 2009 - If we discover significant quantities of mineral, we will have technical and economic feasibility studies to determine if we have reserves. These studies will be performed by third party professors. Cost - $5,000 to $10,000.

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

We have the right to explore one property which consists of three claims comprising a total of 177.9 acres. The property is registered in our president's name and we will begin our exploration plan in June of 2008.

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

As of March 31, 2008, our total assets were $143,225 consisting entirely of cash and our total liabilities were $11,840.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Riverdale Mining Inc.
(A Development Stage Company)

March 31, 2008

Index

Report of Independent Registered Public Accounting Firm		F-1
Balance Sheets		F-2
Statements of Expenses		F-3
Statements of Cash Flows		F-4
Statement of Stockholders' Equity (Deficit)		F-5
Notes to the Financial Statements		F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
(An Exploration Stage Company)
Ontario, Canada

We have audited the accompanying balance sheets of ("Riverdale") as of March 31, 2008 and 2007 and the related statements of expenses, cash flows and changes in stockholders' equity (deficit) for the year ended March 31, 2008, for the period from March 30, 2007 (inception) through March 31, 2007 and for the period from March 30, 2007 (inception) through March 31, 2008. These financial statements are the responsibility of Riverdale's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. Riverdale is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Riverdale's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Riverdale as of March 31, 2008 and 2007, and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Riverdale will continue as a going concern. As discussed in Note 2 to the financial statements, Riverdale has no revenues and has accumulated losses since inception which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONE & BAILEY, PC

www.malone-bailey.com
Houston, Texas
July 1, 2008

RIVERDALE MINING INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	March 31,	March 31,
ASSETS	2008	2007
CURRENT ASSETS
Cash	$143,225	$50

Total Current Assets	143,225	50

TOTAL ASSETS	$143,225	$50

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$11,840	$18,000
TOTAL LIABILITIES	11,840	18,000

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, 100,000,000 shares authorized, $0.00001 par value
No shares are issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value;
7,000,000 and 5,000,000 shares issued and outstanding	70	50
Additional paid-in capital	199,980	-
Deficit accumulated during exploration stage	(68,665)	(18,000)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	131,385	(17,950)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$143,225	$50

See accompanying summary of accounting policies and notes to the financial statements.

RIVERDALE MINING INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF EXPENSES

	Year Ended March 31, 2008	For the Period from March 30, 2007 (Inception) through March 31, 2007	For the Period from March 30, 2007 (Inception) through March 31, 2008

REVENUES	$-	$-	$-

EXPENSES
Consulting fees	12,215		12,215
Legal and accounting	29,282	5,000	34,282
Exploration	-	10,000	10,000
General and administrative	9,168	3,000	12,168

NET LOSS	$(50,665)	$(18,000)	(68,665)

NET LOSS PER SHARE-BASIC AND DILUTED	$(0.01)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING-BASIC AND DILUTED	5,924,959	5,000,000

See accompanying summary of accounting policies and notes to the financial statements.

RIVERDALE MINING INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional Paid-in Capital	Deficit Accumulated during Exploration Stage	Total Stockholders' Equity (Deficit)

	Shares	Amount

Balance, March 30, 2007 (Date of Inception)	-	$-	$-	$-	$-

Issuance of Common stock for cash
at $0.00001 per share	5,000,000	50	-	-	50

Net loss	-	-	-	(18,000)	(18,000)

Balance, March 31, 2007	5,000,000	50	-	(18,000)	(17,950)

Issuance of common stock for cash at $0.10 per share	2,000,000	20	199,980		200,000

Net Loss	-	-	-	(50,665)	(50,665)

Balance, March 31, 2008	7,000,000	$70	$199,980	$(68,665)	$131,385

See accompanying summary of accounting policies and notes to the financial statements.

RIVERDALE MINING INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
		Year Ended March 31, 2008		For the Period from March 30, 2007 (Inception) through March 31, 2007	Accumulated from March 30, 2007 (Inception) through March 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(50,665)		$(18,000)	$(68,665)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in accounts payable		(6,160)		18,000	11,840
Net cash used in operating activities		(56,825)		-	(56,825)

CASH FLOWS FROM INVESTING ACTIVITIES		-		-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock		200,000		50	200,050

Net cash provided by financing activities		200,000		50	200,050

Increase in cash		143,175		50	143,225

Cash, beginning of period		$50		$-	$-

Cash, end of period		$143,225		$50	$143,225

SUPPLEMENTAL DISCLOSURES
Interest paid	$	- -	$	- -	$-
Income taxes paid	$		$		$-

See accompanying summary of accounting policies and notes to the financial statements.

RIVERDALE MINING INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 2008

NOTE 1 - Nature of Operations and Summary of Significant Accounting Policies

Riverdale Mining Inc. (the "Company") was incorporated on March 30, 2007 under the laws of the State of Nevada for the purpose of acquiring, exploring and developing mining properties. The Company maintains offices in Reno, Nevada and in Toronto, Canada. The Company's fiscal year end is March 31. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard No.7 "Accounting and Reporting for Development Stage Enterprises".

Use of Estimates. The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of the Company's financial position and results of operations.

Acquisition, Exploration and Development Costs. Mineral property acquisition, exploration and related costs are expensed as incurred unless proven and probable reserves exist and the property may commercially be mined. When it has been determined that a mineral property can be economically developed, the costs incurred to develop such property, including costs to further delineate the ore body and develop the property for production, may be capitalized. Interest costs, if any, allocable to the cost of developing mining properties and to constructing new facilities are capitalized until operations commence. Mine development costs incurred either to develop new ore deposits, expand the capacity of operating mines, or to develop mine areas substantially in advance of current production are also capitalized. All such capitalized costs, and estimated future development costs, are then amortized using the units-of-production method over the estimated life of the ore body. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. The Company evaluates, at least quarterly, the carrying value of capitalized mining costs and related property, plant and equipment costs, if any, to determine if these costs are in excess of their net realizable value and if a permanent impairment needs to be recorded. The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." The Company currently does not have any long-lived assets and therefore no adjustments are needed at March 31, 2008.

Basic and Diluted Net Income (Loss) Per Share. The Company computes net income (loss) per share in accordance with FASB Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Basic and diluted EPS are the same in fiscal 2008 and 2007 due to no common stock equivalents.

Revenue recognition.The Company recognizes revenue in accordance with the criteria outlined in Securities Exchange Commission Staff Accounting Bulletin No. 104 ("SAP 104"), "Revenue Recognition". Revenues will be recognized once they are earned; specifically when: (a) services are provided or products are delivered to customers, (b) clear proof that an arrangement exists, (c) amounts are fixed or can be determined, and (d) the Company's ability to collect is reasonably assured.

Cash and Cash Equivalents. The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. Cash consists of cash on deposit with a high quality major financial institution and to date, the Company has not experienced any losses on its balances. At March 31, 2008, the Company maintained approximately $43,000 in excess of the federally insured amounts in its accounts in the United States.

Financial Instruments. The carrying values of the Company's financial instruments, which include cash and amounts due to vendors approximate their fair values due to the immediate or short-term maturity of these financial instruments. The Company's operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The market risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to its foreign currency risk.

Income Taxes. The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not.

Recent Accounting Pronouncements. In March 2008, the Financial Accounting Standards Board issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133". SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the Financial Accounting Standards Board issued SFAS No. 141R, "Business Combinations". This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements Liabilities -an Amendment of ARB No. 51". This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement is not expected to have a material effect on the Company's future financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

NOTE 2 - Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has no revenues, has accumulated losses of approximately $69,000 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

NOTE 3 - Mining Claims

In March 2007, the Company acquired from an unrelated third party, for $10,000, 100% of the rights, title and interest in three mining claims in the Trail Creek Mining Division of British Columbia, Canada. Although the claims are recorded in Vladimir Vaskevich's name for tax purposes, title to the claims will be conveyed to the Company upon the Company's request. The Company has not capitalized the cost incurred to acquire these claims, as there is no evidence showing proven and probable reserves.

NOTE 4 - Commitments and Contingencies

The Company's activities are subject to laws and regulations governing environmental quality. The Company cannot predict what effect future regulations or legislation, enforcement policies, and claims for damages to property, employees, other persons and the environment resulting from the Company's operations could have on its activities. Although no assurances can be made, the Company's management believes that absent the occurrence of an extraordinary event, compliance with existing laws, rules and regulations regulating the release of materials in the environment or otherwise relating to the protection of the environment will not have a material effect upon the Company's financial position.

NOTE 5 - Related Party Balances and Transactions

The Company occupies office space provided by the president of the Company at no cost. The value of the space is not considered materially significant for financial reporting purposes. The President advanced $18,000 as of March 31, 2007 to pay for the initial legal fees, accounting fees and other general administrative expenses. The advances on behalf of the Company are non-interest bearing. As of March 31, 2008, the Company had repaid advances made by the president totaling $11,480.

In March 2007, the Company entered into a trust agreement with the President of the Company for its mining claims (refer to Note 3).

NOTE 6 - Preferred and Common Stock

The Company is authorized to issue 100,000,000 shares of $0.00001 par value preferred stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting right are not cumulative and, therefore, the holders of more than 50% of the preferred stock could, if they choose to do so, elect all of the directors of the Company. There are no preferred shares issued.

The Company is authorized to issue 100,000,000 shares of $0.00001 par value common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting right are not cumulative and, therefore, the holders of more than 50% of common stock could, if they choose to do so, elect all of the directors of the Company.

In March 2007, the Company issued 5,000,000 shares of common stock to the president and secretary of the Company at $0.00001 per share for cash proceeds of $50.

During the year ended March 31, 2008, the Company sold 2,000,000 shares of common stock for $200,000 of cash.

NOTE 7 - Income Taxes

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. The Company has net operating losses of approximately $69,000 which begin expiring in 2027. The potential benefit of Company's net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely-than-not it will utilize the net operating losses carried forward in future years.

	2008	2007

Statutory rate	34%	34%
Income taxes at statutory rate	$17,226	$6,120

	17,226	6,120
Increase in valuation allowance	(17,226)	(6,120)

Provision for income taxes	$-	$-

Deferred Tax Assets and Liablities:
Net operating loss carryforwards	$23,346	$6,120

Valuation allowance	(23,346)	(6,120)

Net deferred tax assets	$-	$-

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE.

On April 9, 2008, the board of directors terminated Williams & Webster, P.S., Certified Public Accountants as our independent accountants.

Williams & Webster, P.S.'s report dated July 31, 2007 on our financial statements for the period ended March 31, 2007 did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles.

In connection with the audit of our financial statements for the period ended March 31, 2007 and in the subsequent interim periods through the date of termination, there were no disagreements, resolved or not, with Williams & Webster, P.S. on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Williams & Webster, P.S., would have caused Williams & Webster, P.S. to make reference to the subject matter of the disagreement in connection with their report on the financial statements for the period.

During the year ended March 31, 2007, and in the subsequent interim periods through the date of termination, there were no reportable events as described in Item 304(a)(1)(iv) of Regulation S-K.

We provided Williams & Webster, P.S. with a copy of the Current Report on Form 8-K prior to its filing with the Securities and Exchange Commission, and requested that they furnish us with a letter addressed to the Securities and Exchange Commission stating whether they agree with the statements made in the Current Report on Form 8-K, and if not, stating the aspects with which they do not agree. A copy of the letter provided from Williams & Webster, P.S. was filed as Exhibit 16.1 to our Form 8-K filed with the Securities and Exchange Commission on April 11, 2008.

On April 10, 2008, we engaged Malone & Bailey, PC, 2925 Briarpark, Suite 930, Houston, Texas 77042, an independent registered public accounting firm, as our principal independent accountant with the approval of our board of directors.

During the period ended March 31, 2007, and the subsequent interim periods through April 9, 2008, we have not, nor has any person on our behalf, consulted with Malone & Bailey, PC, regarding either the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements, nor has Malone & Bailey, PC, provided to us a written report or oral advice regarding such principles or audit opinion on any matter that was the subject of a disagreement or reportable event set forth in Item 304(a)(1)(iv) of Regulation S-K with our former independent accountant.

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) or 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer has concluded that our current disclosure controls and procedures provide her with reasonable assurance that they are effective to provide him with timely material information relating to us required to be disclosed in the reports we file or submit under the Exchange Act.

Annual report on internal control over financial reporting. Based upon the most recent pronouncements of the Securities and Exchange Commission, our first annual report on internal control over financial reporting is due for inclusion in our annual report on Form 10-K for the twelve month period ending March 31, 2009. We expect to begin the process during this fiscal year of identifying a framework to use to evaluate the effectiveness of our internal control over financial reporting as (as defined in Rule 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934.)

Changes in Internal Control over Financial Reporting. Our management has evaluated whether any change in our internal control over financial reporting occurred during the last fiscal quarter. Based on that evaluation, management concluded that there has been no change in our internal control over financial reporting during the relevant period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS.

Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)

Vladimir Vaskevich 20 Carl Crescent Toronto, Ontario Canada M1W 3R2	30	President, principal executive officer, treasurer, principal financial officer and a member of the board of directors

Mikhail Ratchkovski	43	Secretary and a member of the board of directors
32 Bruce Street London, Ontario Canada N6C 1G4

The persons named above has held their offices/positions since inception of our company and are expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of officers and directors

Vladimir Vaskevich has been our president, principal executive officer, treasurer, principal financial officer, principal accounting officer and a director since March 30, 2007. From January 2006 till January 2007, Mr. Vaskevich worked as a realtor for Prudential Sterling Realty, in Burnaby, British Columbia. From January 2001 to January 2006, Mr. Vaskevich served as president and operations director for Centre City Health Recovery Inc. in Mississauga, Ontario. From April 2001 to September 2004, Mr. Vaskevich was executive vice president for Metro Assessment, Functional Capacity and Psychological Examination Centre in Toronto, Ontario. From 1998 to January 2001, he served as wholesale sales manager at Valvo Auto Sales in Toronto, Ontario. Other than our board of directors, Mr. Vaskevich has not been a member of the board of directors of any corporations during the last five years.

Mikhail Ratchkovski has been our secretary and a director since March 30, 2007. Since January 2005, Mr. Ratchkovski has been employed by Pacific Quorum Properties located in Vancouver as property manager, where he was responsible for overseeing stratified residential accounts, preparation of yearly maintenance and capital project budgets, hiring of staff for strata buildings, and conducting monthly and annual general meetings for the Stratas. From January 1993 to January 2005, Mr. Ratchkovski was employed with the Resort Municipality of Whistler in a Bylaw Services where he was responsible for compliance with city codes, sign permits and issuance of business licenses. Other than our board of directors, Mr. Ratchkovski has not been a member of the board of directors of any corporations during the last five years.

During the past five years, Messrs. Vaskevich and Ratchkovski have not been the subject of the following events:

1. Any bankruptcy petition filed by or against any business of which Messrs. Vaskevich and Ratchkovski were a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Messrs. Vaskevich's and Ratchkovski's involvement in any type of business, securities or banking activities.

4. Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Conflicts of Interest

There are no conflicts of interest.

Involvement in Certain Legal Proceedings

Other than as described in this section, to our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Audit Committee and Charter

We have a separately-designated audit committee of the board. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter is filed as an exhibit to this report.

Audit Committee Financial Expert

None of our directors or officers have the qualifications or experience to be considered a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of our code of ethics is filed as an exhibit to this report.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of the disclosure charter is filed as an exhibit to this report.

Section 16(a) of the Securities Exchange Act of 1934

As of the date of this report, we are not subject to section 16(a) of the Securities Exchange Act of 1934.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us for the last three fiscal years for the month ending February. The compensation addresses all compensation awarded to, earned by, or paid to our named executive officers for the fiscal year ended March 31, 2008. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table

						Non-	Nonqualified
						Equity	Deferred	All
						Incentive	Compensa-	Other
				Stock	Option	Plan	tion	Compen-
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Vladimir Vaskevich	2008	0	0	0	0	0	0	0	0
President	2007	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0

Mikhail Ratchkovski	2008	0	0	0	0	0	0	0	0
Secretary	2007	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0

We do not anticipate paying any salaries in 2008. We do not anticipate paying salaries until we have a defined ore body and begin extracting minerals from the ground.

Compensation of Directors

The members of our board of directors are not compensated for their services as directors. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director's service contracts.

Director's Compensation Table
Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Vladimir Vaskevich	2008	0	0	0	0	0	0

Mikhail Ratchkovski	2008	0	0	0	0	0	0

Option/SAR Grants

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans.

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares.

	Direct Amount of	Percent
Name of Beneficial Owner	Beneficial Owner	of Class

Vladimir Vaskevich	2,500,000	35.71%
20 Carl Crescent
Toronto, Ontario Canada M1W 3R2

Mikhail Ratchkovski	2,500,000	35.71%
32 Bruce Street
London, Ontario Canada N6C 1G4

All officers and directors as	5,000,000	71.42%
a group (2 Individuals)

Changes in Control

There are no arrangements which may result in a change of control of Riverdale Mining Inc. There are no known persons that may assume control of us.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

2,500,000 shares of common stock were issued to Mr. Vaskevich, one of our officers and directors in March 2007 and 2,500,000 shares of common stock were issued to Mr. Ratchkovski, one of our officers and directors in March 2007. The 5,000,000 shares are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, the shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition. Rule 144 provides that a person may not sell more than 1% of the total outstanding shares in any three month period and the sales must be sold either in a brokers transaction or in a transaction directly with a market maker.

A total of 5,000,000 shares of our stock are currently owned by our officers and directors. They will likely sell a portion of their stock if the market price goes above $0.00001. If they do sell their stock into the market, the sales may cause the market price of the stock to drop.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2008	$ 20,000	Malone & Bailey, PC, Independent Registered Public Accountants
2007	$ 16,982	Williams & Webster, P.S., Certified Public Accountants

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2008	$ 0	Malone & Bailey, PC, Independent Registered Public Accountants
2007	$ 0	Williams & Webster, P.S., Certified Public Accountants

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2008	$ 0	Malone & Bailey, PC, Independent Registered Public Accountants
2007	$ 0	Williams & Webster, P.S., Certified Public Accountants

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2008	$ 0	Malone & Bailey, PC, Independent Registered Public Accountants
2007	$ 0	Williams & Webster, P.S., Certified Public Accountants

     (5) Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

    (6) The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference

					Filed
Exhibit No. Document Description		Form	Date	Number	herewith

3.1	Articles of Incorporation.	SB-2	8/02/07	3.1

3.2	Bylaws.	SB-2	8/02/07	3.2

4.1	Specimen Stock Certificate.	SB-2	8/02/07	4.1

10.1	Trust Agreement	8-K	12/26/07	10.1

14.1	Code of Ethics.				X

16.1	Letter from Williams & Webster, P.S	8-K	4/11/08	16.1

31.1	Certification pursuant to Rule 13a-15(e) and				X
	15d-15(e), promulgated under the Securities
	and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section				X
	1350, as adopted pursuant to Section 906 of the
	Sarbanes-Oxley Act of 2002.

99.1	Subscription Agreement	SB-2	08/02/07	99.1

99.2	Audit Committee Charter.				X

99.3	Disclosure Committee Charter.				X

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Toronto, Ontario, Canada, on this 30th day of June, 2008.

RIVERDALE MINING INC.

BY:  VLADIMIR VASKEVICH
         Vladimir Vaskevich, President, Principal Executive
         Officer, Treasurer, Principal Financial Officer,
         Principal Accounting Officer, and a member
         of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

VLADIMIR VASKEVICH	President, Principal Executive Officer, Treasurer,	June 30, 2008
Vladimir Vaskevich	Principal Accounting Officer, Principal Financial
Officer, and a Director

MIKHAIL RATCHKOVSKI	Secretary and a Director	June 30, 2008
Mikhail Ratchkovski

EXHIBIT INDEX

		Incorporated by reference

					Filed
Exhibit No. Document Description		Form	Date	Number	herewith

3.1	Articles of Incorporation.	SB-2	8/02/07	3.1

3.2	Bylaws.	SB-2	8/02/07	3.2

4.1	Specimen Stock Certificate.	SB-2	8/02/07	4.1

10.1	Trust Agreement	8-K	12/26/07	10.1

14.1	Code of Ethics.				X

16.1	Letter from Williams & Webster, P.S	8-K	4/11/08	16.1

31.1	Certification pursuant to Rule 13a-15(e) and				X
	15d-15(e), promulgated under the Securities
	and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section				X
	1350, as adopted pursuant to Section 906 of the
	Sarbanes-Oxley Act of 2002.

99.1	Subscription Agreement	SB-2	08/02/07	99.1

99.2	Audit Committee Charter.				X

99.3	Disclosure Committee Charter.				X