Form 10-Q
period 2008-06-30
Riverdale Mining Inc.
filed 2008-08-12
CIK 1402357

=======================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____________ to _____________

Commission file number 000-53309

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
YES [X] NO [   ]

As of August 10, 2008, the Company had 7,000,000 shares of common stock outstanding.

======================================================================================================

PART I - Financial Information

ITEM 1.     FINANCIAL STATEMENTS

Riverdale Mining Inc.
(An Exploration Stage Company)

June 30, 2008

RIVERDALE MINING INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS (Unaudited)

ASSETS	June 30,	March 31,
	2008	2008
CURRENT ASSETS
Cash	$115,708	$143,225

Total Current Assets	115,708	143,225

TOTAL ASSETS	$115,708	$143,225

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$11,840	$11,840
TOTAL CURRENT LIABILITIES	11,840	11,840

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred Stock, 100,000,000 shares authorized, $0.00001 par value No shares are issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 7,000,000 shares issued and outstanding	70	70
Additional paid-in capital	199,980	199,980
Deficit accumulated during exploration stage	(96,182)	(68,665)
TOTAL STOCKHOLDERS' EQUITY	103,868	131,385

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$115,708	$143,225

See accompanying condensed notes to interim financial statements.

RIVERDALE MINING INC.
(AN EXPLORATION STAGE ENTERPRISE)
STATEMENTS OF EXPENSES
	(Unaudited)
			For the period from March 30,
	Three Month Ended	Three Month Ended	2007 (Inception) Through
	June 30, 2008	June 30, 2007	June 30, 2008

EXPENSES
Consulting fees	$15,102	$250	$27,317
Legal and accounting	4,300	-	38,582
Geology	-	-	10,000
General and administrative	8,115	520	20,283
NET LOSS	$(27,517)	$(770)	$(96,182)

NET LOSS PER SHARE- BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING-BASIC AND DILUTED	7,000,000	5,000,000

See accompanying condensed notes to interim financial statements.

RIVERDALE MINING INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months	For the Three	For the period from March 30, 2007
	Ended June 30,	Months Ended	(Inception) through
	2008	June 30, 2007	June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(27,517)	$(770)	$(96,182)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in accounts payable	-	(3,000)	11,840
Net cash used in operating activities	(27,517)	(3,770)	(84,342)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	200,050
Increase in related party payable	-	4,985	-
Net cash provided by financing activities	-	-	200,050

Change in cash	(27,517)	1,215	115,708

Cash, beginning of period	$143,225	$50	$-

Cash, end of period	$115,708	$1,265	$115,708

SUPPLEMENTAL CASHFLOW DISCLOSURES
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying condensed notes to interim financial statements.

RIVERDALE MINING INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

Note 1.     Basis of Presentation

The accompanying unaudited interim financial statements of Riverdale Mining Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Riverdale's Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2008 as reported in the Form 10K have been omitted.

Note 2.     Going Concern

From March 30, 2007 (date of inception) to June 30, 2008, Riverdale Mining has not generated revenues and has accumulated losses of $96,182 since inception. The continuation of Riverdale Mining as a going concern is dependent upon the continued financial support from its shareholders, the ability of Riverdale Mining to obtain necessary equity financing to continue operations, and the attainment of profitable operations. There is no guarantee that Riverdale Mining will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Riverdale Mining's ability to continue as a going concern.

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

Milestones

    The following are our milestones:

1.

September - November 2008 - Core drilling. Core drilling will cost $20 per foot. The number of holes to be drilled will be dependent upon the amount raised from the offering. Core drilling will be subcontracted to non-affiliated third parties. Cost $54,380 to $130,880. Time to conduct the core drilling - 90 days. To carry out this milestone we must conduct the core drilling. The driller will be retained by our consultant.

2.

December 2008 - January 2009 - Have an independent third party analyze the samples from the core drilling. Determine if mineralized material is below the ground. If mineralized material is found, we will attempt to define the ore body. We estimate that it will cost $4,120 to analyze the core samples and will take 30 days. Delivery of the samples to the independent third party is necessary to carry out this milestone.

3.

February - June 2009 - If we discover significant quantities of mineral, we will have technical and economic feasibility studies to determine if we have reserves. These studies will be performed by third party professors. Cost - $5,000 to $10,000.

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

    As of June 30, 2008, our total assets were $115,708 consisting entirely of cash and our total liabilities were $11,840.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.     CONTROLS AND PROCEDURES.

    Evaluation of Disclosure Controls and Procedures.

    Our Chief Executive Officer has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) or 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer has concluded that our current disclosure controls and procedures provide him with reasonable assurance that they are effective to provide him with timely material information relating to us required to be disclosed in the reports we file or submit under the Exchange Act.

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

PART II. OTHER INFORMATION

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

    On August 13, 2007, the SEC declared our Form SB-2 registration statement effective (SEC File no. 333-145049) allowing us to sell 1,000,000 shares of common stock minimum, 2,000,000 shares of common stock maximum at an offering price of $0.10 per share. There was not underwriter involved in our public offering. On December 3, 2007 we completed our public offering by issuing 2,000,000 shares of our common stock and raising $200,000. Some of the funds were used during this period as follows:

General and Administrative Fees	$8,115
Legal and Accounting	$4,300
Professional Fees	$15,102
Total remaining	$115,708

ITEM 6.     EXHIBITS.

    The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of August, 2008.

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