Form 10-Q
period 2008-09-30
Riverdale Mining Inc.
filed 2008-11-12
CIK 1402357

=====================================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

As of November 11, 2008, the Company had 7,000,000 shares of common stock outstanding.

==========================================================================================================================

RIVERDALE MINING INC.

FORM 10-Q
September 30, 2008
INDEX

PART I-- FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
Item 2.	Management's Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

SIGNATURE

EXHIBIT INDEX

PART I - Financial Information

ITEM 1.     FINANCIAL STATEMENTS

Riverdale Mining Inc.
(An Exploration Stage Company)

September 30, 2008

RIVERDALE MINING INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS (Unaudited)

ASSETS	September 30,	March 31,
	2008	2008
CURRENT ASSETS
Cash	$86,058	$143,225
Prepaid expense	2,500	-

Total Current Assets	88,558	143,225

TOTAL ASSETS	$88,558	$143,225

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$10,000	$11,840
TOTAL CURRENT LIABILITIES	10,000	11,840

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred Stock, 100,000,000 shares authorized, $0.00001 par value. No shares are issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 7,000,000 shares issued and outstanding	70	70
Additional paid-in capital	199,980	199,980
Deficit accumulated during exploration stage	(121,492)	(68,665)
TOTAL STOCKHOLDERS' EQUITY	78,558	131,385

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$88,558	$143,225

See accompanying condensed notes to interim financial statements.

RIVERDALE MINING INC.
(An Exploration Stage Company)
STATEMENTS OF EXPENSES
(Unaudited)

					For the period
					From
					March 30, 2007
	Three Months Ended		Six Months Ended		Through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007	2008

COSTS AND EXPENSES

Consulting fees	$14,665	$395	$29,767	$645	$41,982
Legal & accounting	5,500	16,327	9,800	16,327	44,082
Exploration	2,500	-	2,500	-	12,500
General & administrative	2,645	183	10,760	703	22,928

NET LOSS	$(25,310)	$(16,905)	$(52,827)	$(17,675)	$(121,492)

NET LOSS PER SHARE -
BASIC AND DILUTED	$(.00)	$(.00)	$(.01)	$(.00)

WEIGHTED AVERAGE
SHARES OUTSTANDING- BASIC AND DILUTED	7,000,000	5,000,000	7,000,000	5,000,000

See accompanying condensed notes to interim financial statements.

RIVERDALE MINING INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended	For the Six	For the period from March 30, 2007
	September 30,	Months Ended	(Inception) through
	2008	September 30, 2007	September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(52,827)	$(17,675)	$(121,492)
Adjustments to reconcile net loss to net cash used in operating activities:
Prepaid expense	(2,500)	-	(2,500)
Increase (decrease) in accounts payable	(1,840)	18,307	10,000
Net cash used in operating activities	(57,167)	632	(113,992)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	200,050
Increase in related party payable	-	-	-
Net cash provided by financing activities	-	-	200,050

Change in cash	(57,167)	632	86,058

Cash, beginning of period	$143,225	$50	$-

Cash, end of period	$86,058	$682	$86,058

SUPPLEMENTAL CASHFLOW DISCLOSURES
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying condensed notes to interim financial statements.

RIVERDALE MINING INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.     BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Riverdale Mining Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Riverdale's Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2008 as reported in the Form 10-K have been omitted.

NOTE 2.     GOING CONCERN

From March 30, 2007 (date of inception) to September 30, 2008, Riverdale Mining has not generated revenues and has accumulated losses of $121,492 since inception. The continuation of Riverdale Mining as a going concern is dependent upon the continued financial support from its shareholders, the ability of Riverdale Mining to obtain necessary equity financing to continue operations, and the attainment of profitable operations. There is no guarantee that Riverdale Mining will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Riverdale Mining's ability to continue as a going concern.

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

    We have the right to explore one property which consists of three claims comprising a total of 177.9 acres. The property is registered in our president's name and we will begin our exploration plan in September of 2008.

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

    As of September 30, 2008, our total assets were $88,558 consisting entirely of cash and our total liabilities were $10,000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4T.     CONTROLS AND PROCEDURES.

    Evaluation of Disclosure Controls and Procedures

    We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

    Changes in Internal Controls

    We have also evaluated our internal control for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

    Currently we are not aware of any litigation pending or threatened by or against the Company.

ITEM 1A.     RISK FACTORS

    We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

General and Administrative Fees	$2,645
Legal and Accounting	5,500
Mining Exploration	2,500
Professional Fees	14,665
Total remaining	$86,058

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

    None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

ITEM 5. OTHER INFORMATION.

    None.

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

SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of November, 2008.

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