Form 10-Q
period 2008-12-31
Riverdale Mining Inc.
filed 2009-02-13
CIK 1402357

==========================================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008

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

As of February 12, 2009, the Company had 7,000,000 shares of common stock outstanding.

===============================================================================================================================

RIVERDALE MINING INC.

FORM 10-Q
December 31, 2008
INDEX

PART I-- FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
Item 2.	Management's Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

SIGNATURE

EXHIBIT INDEX

PART I - Financial Information

ITEM 1.     FINANCIAL STATEMENTS

Riverdale Mining Inc.
(An Exploration Stage Company)

December 31, 2008

RIVERDALE MINING INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS (Unaudited)

ASSETS	December 31,	March 31,
	2008	2008
CURRENT ASSETS
Cash	$73,063	$143,225

Total Current Assets	73,063	143,225

TOTAL ASSETS	$73,063	$143,225

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$14,236	$11,840
Total Current Liabilities	14,236	11,840
TOTAL LIABILITIES	14,236	11,840

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred Stock, 100,000,000 shares authorized, $0.00001 par value. No shares are issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 7,000,000 shares issued and outstanding	70	70
Additional paid-in capital	199,980	199,980
Deficit accumulated during exploration stage	(141,223)	(68,665)
TOTAL STOCKHOLDERS' EQUITY	58,827	131,385

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$73,063	$143,225

See accompanying condensed notes to interim unaudited financial statements.

RIVERDALE MINING INC.
(An Exploration Stage Company)
STATEMENTS OF EXPENSES
(Unaudited)

					For the period
					From
					March 30, 2007
	Three Months Ended		Nine Months Ended		Through
	December 31,	December 31,	December 31,	December 31,	December 31,
	2008	2007	2008	2007	2008

COSTS AND EXPENSES

Consulting fees	$10,990	$7,345	$40,757	$7,990	$52,972
Legal & accounting	2,500	5,970	12,300	22,297	46,582
Exploration	1,500	-	4,000	-	14,000
General & administrative	4,741	969	15,501	1,672	27,669

NET LOSS	$(19,731)	$(14,284)	$(72,558)	$(31,959)	$(141,223)

NET LOSS PER SHARE -
BASIC AND DILUTED	$(.00)	$(.00)	$(.01)	$(.00)

WEIGHTED AVERAGE
SHARES OUTSTANDING- BASIC AND DILUTED	7,000,000	5,444,444	7,000,000	5,444,444

See accompanying condensed notes to interim unaudited financial statements.

RIVERDALE MINING INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended	For the Nine	For the period from March 30, 2007
	December 31,	Months Ended	(Inception) through
	2008	December 31, 2007	December 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(72,558)	$(31,959)	$(141,223)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in accounts payable	2,396	2,024	14,236
Net cash used in operating activities	(70,162)	(29,935)	(126,987)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	200,000	200,050
Net cash provided by financing activities	-	200,000	200,050

Change in cash	(70,162)	170,065	73,063

Cash, beginning of period	$143,225	$50	$-

Cash, end of period	$73,063	$170,115	$73,063

SUPPLEMENTAL CASHFLOW DISCLOSURES
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying condensed notes to interim unaudited financial statements.

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

NOTE 2.     GOING CONCERN

From March 30, 2007 (date of inception) to December 31, 2008, Riverdale Mining has not generated revenues and has accumulated losses of $141,223 since inception. The continuation of Riverdale Mining as a going concern is dependent upon the continued financial support from its shareholders, the ability of Riverdale Mining to obtain necessary equity financing to continue operations, and the attainment of profitable operations. There is no guarantee that Riverdale Mining will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Riverdale Mining's ability to continue as a going concern.

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

Work Completed:

    Exploration crew spent September 13 and 14th, 2008 on-site prospecting and sampling the Project. Access to the site was good and both the Black Diamond and the Independent showings were located and sampled on the first day.

    As the Black Diamond showing is not mentioned in historic government reports it was decided that the entire second field day be spent prospecting the rest of the property with the hope of locating additional undocumented mineralized showings.

Observations and Results:

    Black Diamond showing: The crew observed a caved adit, 4 trenches and a shallow shaft in this area. These old workings were developed on a series of narrow (+/- 4.0 inch) parallel quartz veins/veinlettes that were traced (by the workings) for approximately 150 feet. A total of six rock samples were collected from the better mineralized vein material. The highest gold value received was 2.3g/t from a sample of the dump material at the mouth of the caved adit. All of the other five rock samples returned values of less than 0.52g/t Au. While pyrite, galena, chalcopyrite and sphalerite were observed in most of the rock samples, none of the base metal elements (Pb, Zn, and Cu) returned values close to levels of economic interest.

    Independent showing: Three shallow pits/trenches were located in this area. These workings were also developed on a series of narrow quartz carbonate veinlettes/stockwork that carried trace amounts of arsenopyrite and pyrite. The highest gold value obtained from the four rock samples collected in this area was 885ppb (0.88g/t). The other three rock samples returned gold values of less than 150ppb.

    General: - Geological observation at the known showings and property wide prospecting confirmed the geological setting as previously reported. No additional "old workings" or mineralized zones were located during the course of the prospecting.

    Conclusions and Recommendations: Based on the low gold values, narrow mineralized structures and short strike lengths of mineralization it is apparent that an insufficient volume of economically exploitable material ("ore") occurs within the Project. As this is the case, it is recommend that no further work be carried out on the South Rossland Project and that the claims either be abandoned or held under minimum care and maintenance.

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

    We have the right to explore one property which consists of three claims comprising a total of 177.9 acres. The property is registered in our president's name.

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

    As of December 31, 2008, our total assets were $73,063 consisting entirely of cash and our total liabilities were $14,236.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    On August 13, 2007, the SEC declared our Form SB-2 registration statement effective (SEC File no. 333-145049) allowing us to sell 1,000,000 shares of common stock minimum, 2,000,000 shares of common stock maximum at an offering price of $0.10 per share. There was not underwriter involved in our public offering. On December 3, 2007 we completed our public offering by issuing 2,000,000 shares of our common stock and raising $200,000. The funds were used to date are as follows:

Consulting Fees	$52,972
General and Administrative Fees	17,805
Legal and Accounting	46,582
Mining Exploration	4,000
Professional Fees	5,628
Total remaining	$73,013

ITEM 3.     DEFAULTS UPON SENIOR SECUITIES.

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

SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of February, 2009.

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