Form 10-K
period 2009-03-31
Riverdale Mining Inc.
filed 2009-06-23
CIK 1402357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]      ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

FOR THE YEAR ENDED March 31, 2009

Commission file number 000-53309

RIVERDALE MINING INC.
(Exact name of registrant as specified in its charter)

NEVADA	68-0672900
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

20 Carl Crescent
Toronto, Ontario
Canada M1W 3R2
(Address of principal executive offices, including zip code.)

1-877-536-0333
(telephone number, including area code)

Securities pursuant to section 12(b) of the Act:
NONE

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.10 Par Value (and rights attached thereto)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:
Yes [   ] No [X]

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 if the Exchange Act.

Large Accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [X] No [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 31, 2009 $0.00.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,000,000 as of June 22, 2009.

Number of the registrant's Common Stock outstanding as of June 22, 2009: 7,000,000.

DOCUMENTS INCORPORATED BY REFERENCE

See Exhibit Index.

FORWARD-LOOKING STATEMENTS

The information presented in this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts, but rather are based on our current expectations, estimates and projections, and our beliefs and assumptions. We intend words such as "anticipate," "expect," "intend," "plan," "believe," "seek," "estimate," "will" and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict. These factors could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties are described in the risk factors and elsewhere in this Annual Report on Form 10-K. We caution you not to place undue reliance on these forward-looking statements, which reflect our management's view only as of the date of this Annual Report on Form 10-K. We are not obligated to update these statements or publicly release the result of any revisions to them to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events.

PART I.

ITEM 1.     BUSINESS

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

Background

    In June 2007, Vladimir Vaskevich, our president and a member of the board of directors acquired one mineral property containing two, one unit claims and one, one cell claim in British Columbia, Canada. At that time, Mr. Vladimir Vaskevich executed a declaration of trust acknowledging that he holds the property in trust for us and he will not deal with the property in any way, except to transfer the property to us. In the event that Mr. Vaskevich transfers title to a third party, the declaration of trust will be used as evidence that he breached his fiduciary duty to us. Mr. Vaskevich has not provided us with a signed or executed bill of sale in our favor. Mr. Vaskevich will issue a bill of sale to a subsidiary corporation to be formed by us should mineralized material be discovered on the property. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. British Columbia allows a mineral explorer to claim a portion of available

Crown lands as its exclusive area for exploration by registering the claim area on the British Columbia Mineral Titles Online system. The Mineral Titles Online system is the Internet-based British Columbia system used to register, maintain and manage the claims. A cell is an area which appears electronically on the British Columbia Internet Minerals Titles Online Grid and was formerly called a claim. A claim is a grant from the Crown of the available land within the cells to the holder to remove and sell minerals.

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

Claims

    The following is a list of tenure numbers, claim, and expiration date of our claims:

		Number of	Date of
Tenure No.	Document Description	Units or Cells	Expiration
403434	Rainy Day #1	1	July 4, 2009
403435	Rainy Day #2	1	July 4, 2009
533578	Rainy Day #3	1	July 4, 2009

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

Employees and Employment Agreements

    We intend to use the services of subcontractors for manual labor exploration work on our properties.

    At present, we have no employees, other than our officer and directors. Our officer and directors are part-time employees and will devote about 10% of their time to our operations. Our officers and directors do not have an employment agreement with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers and directors. Because our officers and directors are inexperienced with exploration, they hired qualified persons to perform the surveying of our property.

ITEM 1A.     RISK FACTORS

    We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

    None.

ITEM 2.     DESCRIPTION OF PROPERTY

    Our business office is located at 20 Carl Crescent Ave., Toronto, Ontario, Canada M1W 3R2.

ITEM 3.     LEGAL PROCEEDINGS

    We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries' officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the fourth quarter, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.     MARKET FOR COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

    Our shares are traded on the Bulletin Board operated by the Federal Industry Regulatory Authority under the symbol "RVDM."A summary of trading by quarter for the last two fiscal years is as follows:

Fiscal Year
2009	High Bid	Low Bid

Fourth Quarter: 01-01-09 to 03-31-09	$0.26	$0.00
Third Quarter: 10-01-08 to 12-31-08	$0.26	$0.00
Second Quarter: 07-01-08 to 9-30-0	$0.26	$0.00
First Quarter: 04-01-08 to 6-30-08	$0.00	$0.00

Fiscal Year
2008	High Bid	Low Bid

Fourth Quarter: 01-01-08 to 03-31-08	$0.00	$0.00
Third Quarter: 10-01-07 to 12-31-07	$0.00	$0.00
Second Quarter: 07-01-07 to 9-30-07	$0.00	$0.00
First Quarter: 04-01-07 to 6-30-07	$0.00	$0.00

    Of the 7,000,000 shares of common stock outstanding as of March 31, 2009, 5,000,000 shares were owned by our officers and directors. These shares may only be resold in compliance with Rule 144 of the Securities Act of 1933.

Holders

    At March 31, 2009, there were 43 holders of our common stock.

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

General and Administrative Fees	$19,971
Legal and Accounting Fees	$15,300
Consulting Fees	$50,237
Geology	$4,002
Total	$89,510

ITEM 6.     SELECTED FINANCIAL DATA

    We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

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

Stock Option Grants

    To date, we have not granted any stock options.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    This section of this annual report on Form 10-K includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this annual report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Plan of Operation

Estimates and Assumptions

    In the preparation of our financial statements, no estimates have been used since there is insufficient historical information in which to base such estimates.

Trends Affecting Our Business

    We do not recognize any trends which will affect our business.  While it appears that we are in a world wide recession, the demand for mineralized materials remain constant in good or bad economical cycles.

Plan of Operation for the Next Twelve Months

    Management is evaluating the results of the geology report to determine what additional work should be done on the property, if any. Currently, that is the Company's only plan and it does not have plans to do any else.

Results of Operations

Fiscal Year Ended March 31, 2009 Compared to Fiscal Year Ended March 31, 2008

1.     Revenue and Operating Expenses

    We did not generate any revenue for the year ended March 31, 2009, which remained unchanged from the year ended March 31, 2008. The reason we have not generated any revenue is because we are still in the exploration stage.

    Consulting fee increased by $38,022 or 311% from $12,215 for the year ended March 31, 2008 to $50,237 for the year ended March 31, 2009. The reason for the increase was the result of increased consultants needed for our OTCBB listing.

    Administrative and miscellaneous increased by $14,805 or 161% from $9,168 for the year ended March 31, 2008 to $23,973 for the year ended March 31, 2009. The increase was mainly due transfer agent fees relating to the issuance of common stock, EDGAR fees, and increased telephone and operational expenses.

2.     Assets and Liabilities

    Cash and cash equivalents were $52,941 at March 31, 2009 as compared to $143,225 at March 31, 2008. The reason for the decrease was the result using capital to maintain operations and pay for exploration activities.

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

    As of March 31, 2009, our total assets were $52,941 consisting entirely of cash and our total liabilities were $11,066.

    Our financial statements have been prepared on a going concern basis, which implies we will continue to realize its assets and discharge its liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has no revenues, has accumulated losses of approximately $158,000 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

Off Balance Sheet Arrangements

    We have no off balance sheet arrangements.

Critical Accounting Policies

    The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. We believe that there are several accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amounts of revenue and the more significant areas involving management's judgments and estimates.  These significant accounting policies relate to revenue recognition, valuation of long-lived assets and income taxes. These policies, and the related procedures, are described in detail below.

Revenue recognition

    The Company's revenue consists of obtaining the ability to find mineralized material that is economically feasible to extract from our property.

Impairment of long lived assets

    Long-lived assets of the Company are reviewed for impairment whenever events or changes in circumstances indicate that their carrying value has become impaired, in accordance with the guidance established in Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess of the asset's carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis.

Income taxes

    The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes, which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The effect on deferred income tax assets and liabilities of a change in income tax rates is included in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
Riverdale Mining, Inc.
(An Exploration Stage Company)
Ontario, Canada

We have audited the accompanying balance sheets of Riverdale Mining, Inc. ("Riverdale") as of March 31, 2009 and 2008 and the related statements of expenses, cash flows and changes in stockholders' equity (deficit) for the years then ended, for the period from March 30, 2007 (inception) through March 31, 2009. These financial statements are the responsibility of Riverdale's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Riverdale as of March 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended and the period from March 30, 2007 (inception) to March 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

MALONE & BAILEY, PC

malone&bailey.com
Houston, Texas
June 22, 2009

RIVERDALE MINING INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	March 31,	March 31,
ASSETS	2009	2008
CURRENT ASSETS
Cash	$52,941	$143,225

Total Current Assets	52,941	143,225

TOTAL ASSETS	$52,941	$143,225

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$10,000	$11,840
Accounts payable - related party	1,066	-
TOTAL LIABILITIES	11,066	11,840

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred Stock, 100,000,000 shares authorized, $0.00001 par value
No shares are issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value;
7,000,000 shares issued and outstanding	70	70
Additional paid-in capital	199,980	199,980
Deficit accumulated during exploration stage	(158,175)	(68,665)
TOTAL STOCKHOLDERS' EQUITY	41,875	131,385

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$52,941	$143,225

See accompanying summary of accounting policies and notes to the financial statements.

RIVERDALE MINING INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF EXPENSES

	Year Ended March 31, 2009	Year Ended March 31, 2008	For the Period from March 30, 2007 (Inception) through March 31, 2009

EXPENSES
Consulting fees	50,237	12,215	62,452
Legal and accounting	15,300	29,282	49,582
Exploration	4,002	-	14,002
General and administrative	19,971	9,168	32,139

NET LOSS	$(89,510)	$(50,665)	$(158,175)

NET LOSS PER SHARE-BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING-BASIC AND DILUTED	7,000,000	5,924,959

See accompanying summary of accounting policies and notes to the financial statements.

RIVERDALE MINING INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

			Additional Paid-in Capital	Deficit Accumulated during Exploration Stage	Total Stockholders' Equity
	Common Stock
	Shares	Amount

Balance, March 30, 2007 (Date of Inception)	-	$-	$-	$-	$-

Issuance of Common stock for cash
at $0.00001 per share	5,000,000	50	-	-	50

Net loss	-	-	-	(18,000)	(18,000)

Balance, March 31, 2007	5,000,000	50	-	(18,000)	(17,950)

Issuance of common stock for cash at $0.10 per share	2,000,000	20	199,980	-	200,000

Net Loss	-	-	-	(50,665)	(50,665)

Balance, March 31, 2008	7,000,000	70	199,980	(68,665)	131,385

Net loss	-	-	-	(89,510)	(89,510)

Balance, March 31, 2009	7,000,000	$70	$199,980	$(158,175)	$41,875

See accompanying summary of accounting policies and notes to the financial statements.

RIVERDALE MINING INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
		Year Ended March 31, 2009		Year Ended March 31, 2008	Accumulated from March 30, 2007 (Inception) through March 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(89,510)		$(50,665)	$(158,175)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in accounts payable		(1,840)		(6,160)	10,000
Net cash used in operating activities		(91,350)		(56,825)	(148,175)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock		-		200,000	200,050
Net advances from (repayments to) related party		1,066		-	1,066
Net cash provided by financing activities		1,066		200,000	201,116

Net change in cash		(90,284)		143,175	52,941

Cash, beginning of period		$143,225		$50	$-

Cash, end of period		$52,941		$143,225	$52,941

SUPPLEMENTAL DISCLOSURES
Interest paid	$	- -	$	- -	$-
Income taxes paid	$		$		$-

See accompanying summary of accounting policies and notes to the financial statements.

RIVERDALE MINING INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 2009

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

Acquisition, Exploration and Development Costs.

Mineral property acquisition, exploration and related costs are expensed as incurred unless proven and probable reserves exist and the property may commercially be mined. When it has been determined that a mineral property can be economically developed, the costs incurred to develop such property, including costs to further delineate the ore body and develop the property for production, may be capitalized. Interest costs, if any, allocable to the cost of developing mining properties and to constructing new facilities are capitalized until operations commence. Mine development costs incurred either to develop new ore deposits, expand the capacity of operating mines, or to develop mine areas substantially in advance of current production are also capitalized. All such capitalized costs, and estimated future development costs, are then amortized using the units-of-production method over the estimated life of the ore body. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. The Company evaluates, at least quarterly, the carrying value of capitalized mining costs and related property, plant and equipment costs, if any, to determine if these costs are in excess of their net realizable value and if a permanent impairment needs to be recorded. The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." The Company currently does not have any long-lived assets and therefore no adjustments are needed at March 31, 2009.

RIVERDALE MINING INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 2009

Basic and Diluted Net Income (Loss) Per Share.

The Company computes net income (loss) per share in accordance with FASB Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Basic and diluted EPS are the same in fiscal 2009 and 2008 due to no common stock equivalents.

Revenue recognition.

The Company recognizes revenue in accordance with the criteria outlined in Securities Exchange Commission Staff Accounting Bulletin No. 104 ("SAP 104"), "Revenue Recognition". Revenues will be recognized once they are earned; specifically when: (a) services are provided or products are delivered to customers, (b) clear proof that an arrangement exists, (c) amounts are fixed or can be determined, and (d) the Company's ability to collect is reasonably assured.

Cash and Cash Equivalents.

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. Cash consists of cash on deposit with a high quality major financial institution and to date; the Company has not experienced any losses on its balances.

Financial Instruments.

The carrying values of the Company's financial instruments, which include cash and amounts due to vendors, approximate their fair values due to the immediate or short-term maturity of these financial instruments. The Company's operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The market risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to its foreign currency risk.

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

RIVERDALE MINING INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 2009

Recent Accounting Pronouncements.

Riverdale Mining does not expect the adoption of recently issued accounting pronouncements to have a significant impact on their results of operations, financial position or cash flow.

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has no revenues, has accumulated losses of approximately $158,000 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

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

NOTE 5 - RELATED PARTY BALANCES AND TRANSACTIONS

The Company occupies office space provided by the president of the Company at no cost. The value of the space is not considered materially significant for financial reporting purposes. The President advanced $18,000 as of March 31, 2007 to pay for the initial legal fees, accounting fees and other general administrative expenses. The advances on behalf of the Company are non-interest bearing. As of March 31, 2009, the Company had repaid advances made by the president totaling $10,000. The secretary advanced $1,066 as of March 31, 2009 to pay for other general administrative expenses on behalf of the company.

In March 2007, the Company entered into a trust agreement with the President of the Company for its mining claims (refer to Note 3).

RIVERDALE MINING INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 2009

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

NOTE 7 - INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. The Company has net operating losses of approximately $158,175 which begin expiring in 2028. The potential benefit of Company's net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely-than-not it will utilize the net operating losses carried forward

	2009	2008

Statutory rate	34%	34%
Income taxes at statutory rate	$30,433	$17,226

	30,433	17,226
Increase in valuation allowance	(30,433)	(17,226)

Provision for income taxes	$-	$-

Deferred Tax Assets and Liabilities:
Net operating loss carryforwards	$47,659	$23,346

Valuation allowance	(47,659)	(23,346)

Net deferred tax assets	$-	$-

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

    On April 10, 2008, we engaged Malone & Bailey, PC, 10350 Richmond, Suite 800, Houston, Texas 77042, an independent registered public accounting firm, as our principal independent accountant with the approval of our board of directors.

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

    There have been no disagreements on accounting and financial disclosures from April 9, 2008, date of engagement, through the date of this Form 10-K. Our financial statements for the period from inception to March 31, 2009, included in this report have been audited by Malone & Bailey, PC, as set forth in this annual report.

ITEM 9A(T).     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

    Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (the Company's principal financial and accounting officer), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting.

    The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company's management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

    Our management assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2009.  The framework used by management in making that assessment was the criteria set forth in the document entitled " Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of March 31, 2009, the Company's internal control over financial reporting was effective for the purposes for which it is intended.

    This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

    No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

    None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

    Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office.

    The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)

Vladimir Vaskevich 20 Carl Crescent Toronto, Ontario Canada M1W 3R2	31	President, principal executive officer, treasurer, principal financial officer and a member of the board of directors

Mikhail Ratchkovski	44	Secretary and a member of the board of directors
32 Bruce Street London, Ontario Canada N6C 1G4

    The persons named above have held their offices/positions since inception of our company and are expected to hold their offices/positions until the next annual meeting of our stockholders.

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

Involvement in Certain Legal Proceedings

    Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee

    The Company's audit committee is composed of its directors and officer, Vladimir Vaskevich and Mikhail Ratchkovski.

Audit Committee Financial Expert

    Our board of directors has determined that it does not have an audit committee member that qualifies as an "audit committee financial expert" as defined in Item 407(d) (5)(ii) of Regulation S-K. We believe that the audit committee members are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

Code of Ethics

    We adopted a Code of Ethics applicable to all of our directors, officers, employees and consultants, which is a "code of ethics" as defined by applicable rules of the SEC. Our Code of Ethics is attached as an exhibit to our annual report on Form 10-K filed on July 3, 2008. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our chief executive officer, chief financial officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

Section 16(a) Beneficial Ownership Compliance

    Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

    Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11.     EXECUTIVE COMPENSATION

    The following table sets forth the compensation paid by us for the last three fiscal years for the month ending February. The compensation addresses all compensation awarded to, earned by, or paid to our named executive officers for the fiscal year ended March 31, 2009. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table

						Non-	Nonqualified
						Equity	Deferred	All
						Incentive	Compensa-	Other
				Stock	Option	Plan	tion	Compen-
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Vladimir Vaskevich	2009	0	0	0	0	0	0	0	0
President	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0

Mikhail Ratchkovski	2009	0	0	0	0	0	0	0	0
Secretary	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0

    We do not anticipate paying any salaries in 2009. We do not anticipate paying salaries until we have a defined ore body and begin extracting minerals from the ground.

Compensation of Directors

    The members of our board of directors are not compensated for their services as directors. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director's service contracts.

Director's Compensation Table
Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Vladimir Vaskevich	2009	0	0	0	0	0	0

Mikhail Ratchkovski	2009	0	0	0	0	0	0

Pension Benefits and Compensation Plans

    We do not have any pension benefits or compensation plans.

Potential Payments Upon Termination or Change-in-Control

    SEC regulations state that we must disclose information regarding agreements, plans or arrangements that provide for payments or benefits to our executive officers in connection with any termination of employment or change in control of the company. We currently have no employment agreements with any of our executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer's responsibilities following a change-in-control.

Long-Term Incentive Plan Awards

    We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

    As of the date hereof, we have not entered into employment contracts with any of our officers and do not intend to enter into any employment contracts until such time as it profitable to do so.

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
a group (2 Individuals)

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

    No director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, since the beginning of our company's fiscal year ended March 31, 2009.

Director Independence

    Our common stock is quoted on the Over-the-Counter Bulletin Board, which does not have director independence requirements. Under NASDAQ rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Messrs. Vladimir Vaskevich is our chief executive officer, president, and a member of the board of directors as well as Mr. Mikhail Ratchkovski is a member of the board of directors. As a result, we do not have any independent directors.

    As a result of our limited operating history and limited resources, our management believes that we will have difficulty in attracting independent directors. In addition, we would be likely be required to obtain directors and officers insurance coverage in order to attract and retain independent directors. Our management believes that the costs associated with maintaining such insurance is prohibitive at this time.

Board of Directors

    Our board of directors facilitates its exercise of independent supervision over management by endorsing the guidelines for responsibilities of the board as set out by regulatory authorities on corporate governance in the United States. Our board's primary responsibilities are to supervise the management of our company, to establish an appropriate corporate governance system, and to set a tone of high professional and ethical standards.

    The board is also responsible for:

  selecting and assessing members of the Board;

  choosing, assessing and compensating the Chief Executive Officer of our company, approving the compensation of all executive officers and ensuring that an orderly management succession plan exists;

  reviewing and approving our company's strategic plan, operating plan, capital budget and financial goals, and reviewing its performance against those plans;

  adopting a code of conduct and a disclosure policy for our company, and monitoring performance against those policies;

  ensuring the integrity of our company's internal control and management information systems;

  approving any major changes to our company's capital structure, including significant investments or financing arrangements; and

  reviewing and approving any other issues which, in the view of the Board or management, may require Board scrutiny.

Nomination of Directors

    The board is responsible for identifying new director nominees. In identifying candidates for membership on the board, the board takes into account all factors it considers appropriate, which may include strength of character, mature judgment, career specialization, relevant technical skills, diversity and the extent to which the candidate would fill a present need on the board. As part of the process, the board, together with management, is responsible for conducting background searches, and is empowered to retain search firms to assist in the nominations process. Once candidates have gone through a screening process and met with a number of the existing directors, they are formally put forward as nominees for approval by the board.

Assessments

    The board intends that individual director assessments be conducted by other directors, taking into account each director's contributions at board meetings, service on committees, experience base, and their general ability to contribute to one or more of our company's major needs. However, due to our stage of development and our need to deal with other urgent priorities, the board has not yet implemented such a process of assessment.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees

    The aggregate fees billed for the two most recently completed fiscal periods ended March 31, 2009 and March 31, 2008 for professional services rendered by Malone & Bailey, PC, registered public accountants, for the audit of our annual financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended March 31, 2009	Year Ended March 31, 2008
Audit Fees	$19,500	$20,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$19,500	$20,000

    In the above table, "audit fees" are fees billed by our company's external auditor for services provided in auditing our company's annual financial statements for the subject year along with reviews of interim quarterly financial statements and involvement with various in arrears filing earlier in 2009. "Audit-related fees" are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit review of our company's financial statements. "Tax fees" are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning. "All other fees" are fees billed by the auditor for products and services not included in the foregoing categories.

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-approved by our audit committee; or

-entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

    We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors.

    The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does  not have  records of  what percentage of the above fees were pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference

					Filed
Exhibit No. Document Description		Form	Date	Number	herewith

3.1	Articles of Incorporation.	SB-2	8/02/07	3.1

3.2	Bylaws.	SB-2	8/02/07	3.2

4.1	Specimen Stock Certificate.	SB-2	8/02/07	4.1

10.1	Trust Agreement	8-K	12/26/07	10.1

14.1	Code of Ethics.	10-K	07/03/08	14.1

16.1	Letter from Williams & Webster, P.S	8-K	4/11/08	16.1

31.1	Certification pursuant to Rule 13a-15(e) and				X
	15d-15(e), promulgated under the Securities
	and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section				X
	1350, as adopted pursuant to Section 906 of the
	Sarbanes-Oxley Act of 2002.

99.1	Subscription Agreement	SB-2	08/02/07	99.1

99.2	Audit Committee Charter.	10-K	07/03/08	99.2

99.3	Disclosure Committee Charter.	10-K	07/03/08	99.3

SIGNATURES

    Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Toronto, Ontario, Canada, on this 22nd day of June, 2009.

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

Signature	Title	Date

VLADIMIR VASKEVICH	President, Principal Executive Officer, Treasurer,	June 22, 2009
Vladimir Vaskevich	Principal Accounting Officer, Principal Financial
Officer, and a Director

MIKHAIL RATCHKOVSKI	Secretary and a Director	June 22, 2009
Mikhail Ratchkovski

EXHIBIT INDEX

		Incorporated by reference

					Filed
Exhibit No. Document Description		Form	Date	Number	herewith

3.1	Articles of Incorporation.	SB-2	8/02/07	3.1

3.2	Bylaws.	SB-2	8/02/07	3.2

4.1	Specimen Stock Certificate.	SB-2	8/02/07	4.1

10.1	Trust Agreement	8-K	12/26/07	10.1

14.1	Code of Ethics.	10-K	07/03/08	14.1

16.1	Letter from Williams & Webster, P.S	8-K	4/11/08	16.1

31.1	Certification pursuant to Rule 13a-15(e) and				X
	15d-15(e), promulgated under the Securities
	and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section				X
	1350, as adopted pursuant to Section 906 of the
	Sarbanes-Oxley Act of 2002.

99.1	Subscription Agreement	SB-2	08/02/07	99.1

99.2	Audit Committee Charter.	10-K	07/03/08	99.2

99.3	Disclosure Committee Charter.	10-K	07/03/08	99.3