Form 10-Q
period 2009-06-30
Riverdale Mining Inc.
filed 2009-08-04
CIK 1402357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

As of August 3, 2009, the Company had 7,000,000 shares of common stock outstanding.

RIVERDALE MINING INC.

FORM 10-Q
June 30, 2009
INDEX

PART I-- FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
Item 2.	Management's Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

SIGNATURE

EXHIBIT INDEX

PART I - Financial Information

ITEM 1.     FINANCIAL STATEMENTS

Riverdale Mining Inc.
(An Exploration Stage Company)

June 30, 2009

RIVERDALE MINING INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS (Unaudited)

ASSETS	June 30,	March 31,
	2009	2009
CURRENT ASSETS
Cash	$38,144	$52,941

Total Current Assets	38,144	52,941

TOTAL ASSETS	$38,144	$52,941

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$10,000	$10,000
Advances - related party	1,738	1,066
TOTAL LIABILITIES	11,738	11,066

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred Stock, 100,000,000 shares authorized, $0.00001 par value. No shares are issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 7,000,000 shares issued and outstanding	70	70
Additional paid-in capital	199,980	199,980
Deficit accumulated during exploration stage	(173,644)	(158,175)
TOTAL STOCKHOLDERS' EQUITY	26,406	41,875

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$38,144	$52,941

See accompanying condensed notes to interim unaudited financial statements.

RIVERDALE MINING INC.
(AN EXPLORATION STAGE ENTERPRISE)
STATEMENTS OF EXPENSES
(Unaudited)

	Three Month	Three Month	For the period from March 30, 2007 (Inception)
	Ended	Ended	Through
	June 30, 2009	June 30, 2008	June 30, 2009

EXPENSES
Consulting fees	$6,525	$15,102	$68,977
Legal and accounting	5,000	4,300	54,582
Exploration	-	-	14,000
Other General and administrative	3,944	8,115	36,085
NET LOSS	$(15,469)	$(27,517)	$(173,644)

NET LOSS PER SHARE- BASIC AND DILUTED	$(0.00)	$(0.00)	n/a

WEIGHTED AVERAGE SHARES OUTSTANDING-BASIC AND DILUTED	7,000,000	7,000,000	n/a

See accompanying condensed notes to interim unaudited financial statements.

RIVERDALE MINING INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three	For the Three	For the period from March 30, 2007
	Months Ended	Months Ended	(Inception) through
	June 30, 2009	June 30, 2008	June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,469)	$(27,517)	$(173,644)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accounts payable	-	-	10,000
Net cash used in operating activities	(15,469)	(27,517)	(163,644)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	200,050
Net advances from related party	672	-	1,738
Net cash provided by financing activities	672	-	201,788

Change in cash	(14,797)	(27,517)	38,144

Cash, beginning of period	$52,941	$143,225	$-

Cash, end of period	$38,144	$115,708	$38,144

SUPPLEMENTAL CASHFLOW DISCLOSURES
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying condensed notes to interim unaudited financial statements.

RIVERDALE MINING INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.     BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Riverdale Mining Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Riverdale's Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2009 as reported in the Form 10-K have been omitted.

NOTE 2.     GOING CONCERN

From March 30, 2007 (date of inception) to June 30, 2009, Riverdale Mining has not generated revenues and has accumulated losses of $173,644 since inception. The continuation of Riverdale Mining as a going concern is dependent upon the continued financial support from its shareholders, the ability of Riverdale Mining to obtain necessary equity financing to continue operations, and the attainment of profitable operations. There is no guarantee that Riverdale Mining will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Riverdale Mining's ability to continue as a going concern.

NOTE 3.     RELATED PARTY TRANSACTIONS

During the quarter ended June 30, 2009 Riverdale Mining Inc.'s President advanced the company an additional $672. The total outstanding balance on the advance from the Shareholder as of June 30, 2009 is $1,738 and remains unpaid, is due on demand, bears no interest and is unsecured.

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

    As of June 30, 2009, our total assets were $38,144 consisting entirely of cash and our total liabilities were $11,738.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4T.     CONTROLS AND PROCEDURES.

    a) Evaluation of Disclosure Controls. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (the Company's principal financial and accounting officer), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

    (b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

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

Consulting Fees	$68,977
General and Administrative Fees	28,617
Legal and Accounting	54,582
Mining Exploration	14,000
Professional Fees	5,628
Total remaining	$38,144

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

SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 3rd day of August, 2009.

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