Form 10-Q
period 2009-09-30
Riverdale Mining Inc.
filed 2009-11-12
CIK 1402357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ]     No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X]     NO [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,000,000 as of November 12, 2009.

RIVERDALE MINING INC.

FORM 10-Q
September 30, 2009
INDEX

PART I-- FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
Item 2.	Management's Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

SIGNATURE

EXHIBIT INDEX

PART I - Financial Information

ITEM 1.     FINANCIAL STATEMENTS

Riverdale Mining Inc.
(An Exploration Stage Company)

September 30, 2009

RIVERDALE MINING INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS (Unaudited)

ASSETS	September 30,	March 31,
	2009	2009
CURRENT ASSETS
Cash	$18,713	$52,941

TOTAL ASSETS	$18,713	$52,941

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$10,000	$10,000
Accounts payable - related party	-	1,066
TOTAL LIABILITIES	10,000	11,066

STOCKHOLDERS' EQUITY
Preferred Stock, 100,000,000 shares authorized, $0.00001 par value. No shares are issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 7,000,000 shares issued and outstanding	70	70
Additional paid-in capital	199,980	199,980
Deficit accumulated during exploration stage	(191,337)	(158,175)
TOTAL STOCKHOLDERS' EQUITY	8,713	41,875

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,713	$52,941

See accompanying condensed notes to interim unaudited financial statements.

RIVERDALE MINING INC.
(An Exploration Stage Company)
STATEMENTS OF EXPENSES
(Unaudited)

					For the period
					From
					March 30, 2007
	Three Months Ended		Six Months Ended		Through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008	2009

COSTS AND EXPENSES

Consulting fees	$10,020	$14,665	$16,545	$29,768	$78,997
Legal & accounting	4,000	5,500	9,000	9,800	58,582
Exploration	-	2,500	-	2,500	14,002
General & administrative	3,673	2,645	7,617	12,599	39,756

NET LOSS	$(17,693)	$(25,310)	$(33,162)	$(54,667)	$(191,337)

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)	N/A

WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING- BASIC AND DILUTED	7,000,000	7,000,000	7,000,000	7,000,000	N/A

See accompanying condensed notes to interim unaudited financial statements.

RIVERDALE MINING INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six	For the Six	For the period from March 30, 2007
	Months Ended	Months Ended	(Inception) through
	September 30, 2009	September 30, 2008	September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(33,162)	$(52,827)	$(191,337)
Adjustments to reconcile net loss to net cash used in operating activities:
Prepaid Expenses	-	(2,500)
Increase (decrease) in accounts payable	-	(1,840)	10,000
Net cash used in operating activities	(33,162)	(57,167)	(181,337)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	200,050
Net advances from related Party	(1,066)
	-	-	-
Net cash provided by financing activities	(1,066)	-	200,050

Net change in cash	(34,228)	(57,167)	18,713

Cash, beginning of period	$52,941	$143,225	$-

Cash, end of period	$18,713	$86,058	$18,713

SUPPLEMENTAL CASHFLOW DISCLOSURES
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

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

Recently Issued Accounting Pronouncements

Effective this quarter, the Company implemented ASC No. 855, Subsequent Events. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of ASC No. 855 did not impact the Company's financial position or results of operations. The Company evaluated all events or transactions that occurred after September 30, 2009 up through November 12, 2009, the date the Company issued these financial statements.  During this period, the Company did not have any material recognizable subsequent events.

NOTE 2.     GOING CONCERN

From March 30, 2007 (date of inception) to September 30, 2009, Riverdale Mining has not generated revenues and has accumulated losses since inception. The continuation of Riverdale Mining as a going concern is dependent upon the continued financial support from its shareholders, the ability of Riverdale Mining to obtain necessary equity financing to continue operations, and the attainment of profitable operations. There is no guarantee that Riverdale Mining will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Riverdale Mining's ability to continue as a going concern.

NOTE 3.     RELATED PARTY TRANSACTIONS

During the quarter ended June 30, 2009 Riverdale Mining Inc's President advanced the company an additional $672. This advance is due on demand, bears no interest and is unsecured. Riverdale Mining Inc. paid back the full balance of $1,738 during the quarter ended September 30, 2009.

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

    As of September 30, 2009, our total assets were $18,713 consisting entirely of cash and our total liabilities were $10,000.

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

Consulting Fees	$78,997
General and Administrative Fees	39,756
Legal and Accounting	58,582
Mining Exploration	14,002
Total remaining	$18,713

ITEM 3.     DEFAULTS UPON SENIOR SECUITIES.

    None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

ITEM 5.     OTHER INFORMATION.

    None.

ITEM 6.     EXHIBITS AND REPORTS OF FORM 8-K.

    The following documents are included herein:

Exhibit No.	Document Description
(a)
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

(b)       Reports of Form 8-K

    None.

SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of November, 2009.

RIVERDALE MINING INC.

BY:	VLADIMIR VASKEVICH
Vladimir Vaskevich, President, Principal
Executive Officer, Treasurer, Principal
Financial Officer and Principal Accounting
Officer

EXHIBIT INDEX
Exhibit No.	Document Description
(a)
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

Print PDF Version