Form 10-Q
period 2009-12-31
Riverdale Mining Inc.
filed 2010-02-12
CIK 1402357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,000,000 as of February 12, 2010.

RIVERDALE MINING INC.

FORM 10-Q
December 31, 2009
INDEX

PART I-- FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
Item 2.	Management's Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

SIGNATURE

EXHIBIT INDEX

PART I - Financial Information

ITEM 1.     FINANCIAL STATEMENTS

Riverdale Mining Inc.
(An Exploration Stage Company)

December 31, 2009

RIVERDALE MINING INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS (Unaudited)

ASSETS	December 31,	March 31,
	2009	2009
CURRENT ASSETS
Cash	$8,612	$52,941

TOTAL ASSETS	$8,612	$52,941

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$10,500	$10,000
Accounts payable - related party	-	1,066
TOTAL LIABILITIES	10,500	11,066

STOCKHOLDERS' (DEFICIT) EQUITY
Preferred Stock, 100,000,000 shares authorized, $0.00001 par value. No shares are issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 7,000,000 shares issued and outstanding	70	70
Additional paid-in capital	199,980	199,980
Deficit accumulated during exploration stage	(201,938)	(158,175)
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(1,888)	41,875

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$8,612	$52,941

See accompanying condensed notes to interim unaudited financial statements.
F-1

RIVERDALE MINING INC.
(An Exploration Stage Company)
STATEMENTS OF EXPENSES
(Unaudited)

					For the period
					From
					March 30, 2007
	Three Months Ended		Nine Months Ended		Through
	December 31,	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008	2009

COSTS AND EXPENSES

Consulting fees	$6,495	$10,990	$23,040	$40,757	$85,492
Legal & accounting	3,000	2,500	12,000	12,300	61,581
Exploration	-	1,500	-	4,000	14,000
Other general & administrative	1,106	4,741	8,723	15,501	40,865

NET LOSS	$(10,601)	$(19,731)	$(43,763)	$(72,558)	$(201,938)

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED	$(0.01)	$(0.00)	$(0.01)	$(0.01)	N/A

WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING- BASIC AND DILUTED	7,000,000	7,000,000	7,000,000	7,000,000	N/A

See accompanying condensed notes to interim unaudited financial statements.
F-2

RIVERDALE MINING INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine	For the Nine	For the period from March 30, 2007
	Months Ended	Months Ended	(Inception) through
	December 31, 2009	December 31, 2008	December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(43,763)	$(72,558)	$(201,938)
Adjustments to reconcile net loss to net cash used in operating activities:
Prepaid Expenses	-	-	-
Increase (decrease) in accounts payable	500	2,396	10,500
Net cash used in operating activities	(43,263)	(70,162)	(191,438)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	200,050
Net advances from related Party	(1,066)	-	-
Net cash (used in) provided by financing activities	(1,066)	-	200,050

Net change in cash	(44,329)	(70,162)	8,612

Cash, beginning of period	$52,941	$143,225	$-

Cash, end of period	$8,612	$73,063	$8,612

SUPPLEMENTAL CASHFLOW DISCLOSURES
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying condensed notes to interim unaudited financial statements.
F-3

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

NOTE 2.     GOING CONCERN

From March 30, 2007 (date of inception) to December 31, 2009, Riverdale Mining has not generated revenues and has accumulated losses since inception. The continuation of Riverdale Mining as a going concern is dependent upon the continued financial support from its shareholders, the ability of Riverdale Mining to obtain necessary equity financing to continue operations, and the attainment of profitable operations. There is no guarantee that Riverdale Mining will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Riverdale Mining's ability to continue as a going concern.

NOTE 3.     RELATED PARTY TRANSACTIONS

During the year ended March 31, 2009 Riverdale Mining Inc's President advanced the company $1,066. This advances were due on demand, beared no interest and were unsecured. Riverdale Mining Inc. paid back the full balance of $1,066 during the quarter ended September 30, 2009.

NOTE 4.     SUBSEQUENT EVENTS

Riverdale Mining evaluated all events subsequent to December 31, 2009 through the date the date of filing and concluded that there are no significant or material transactions to be reported.

F-4

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

    As of December 31, 2009, our total assets were $8,612 consisting entirely of cash and our total liabilities were $10,500.

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

ITEM 1A.  RISK FACTORS.

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

Consulting Fees	$85,492
General and Administrative Fees	40,865
Legal and Accounting	61,581
Mining Exploration	14,000
Total remaining	$8,612

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

(b)       Reports of Form 8-K

            None.

SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of February, 2010.

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