Form 10-K
period 2010-03-31
Riverdale Mining Inc.
filed 2010-06-30
CIK 1402357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]      ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

FOR THE YEAR ENDED March 31, 2010

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
Common Stock, $0.00001 Par Value (and rights attached thereto)

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
Yes [X] No [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 31, 2010 $0.00.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,000,000 as of June 29, 2010.

Number of the registrant's Common Stock outstanding as of June 29, 2010: 7,000,000.

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

Claims

    The following is a list of tenure numbers, claim, and expiration date of our claims:

		Number of	Date of
Tenure No.	Document Description	Units or Cells	Expiration
403434	Rainy Day #1	1	August 4, 2010
403435	Rainy Day #2	1	August 4, 2010
533578	Rainy Day #3	1	August 4, 2010

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

ITEM 4.     (REMOVED AND RESERVED)

PART II

ITEM 5.     MARKET FOR COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

    Our shares are traded on the Bulletin Board operated by the Federal Industry Regulatory Authority under the symbol "RVDM."A summary of trading by quarter for the last two fiscal years is as follows:

Fiscal Year
2010	High Bid	Low Bid

Fourth Quarter: 01-01-10 to 03-31-10	$0.26	$0.00
Third Quarter: 10-01-09 to 12-31-09	$0.26	$0.00
Second Quarter: 07-01-09 to 9-30-09	$0.26	$0.00
First Quarter: 04-01-09 to 6-30-09	$0.26	$0.00

Fiscal Year
2009	High Bid	Low Bid

Fourth Quarter: 01-01-09 to 03-31-09	$0.26	$0.00
Third Quarter: 10-01-08 to 12-31-08	$0.26	$0.00
Second Quarter: 07-01-08 to 9-30-08	$0.26	$0.00
First Quarter: 04-01-08 to 6-30-08	$0.00	$0.00

    Of the 7,000,000 shares of common stock outstanding as of March 31, 2010, 5,000,000 shares were owned by our officers and directors. These shares may only be resold in compliance with Rule 144 of the Securities Act of 1933.

Holders

    At March 31, 2010, there were 43 holders of our common stock.

Status of our public offering

    On August 13, 2007, the SEC declared our Form SB-2 registration statement effective (SEC File no. 333-145049) allowing us to sell 1,000,000 shares of common stock minimum, 2,000,000 shares of common stock maximum at an offering price of $0.10 per share. There was not underwriter involved in our public offering. On December 3, 2007 we completed our public offering by issuing 2,000,000 shares of our common stock and raising $200,000. All of the funds were used during the last year as follows:

General and Administrative Fees	$13,123
Legal and Accounting Fees	$14,500
Consulting Fees	$28,530
Geology	$-
Total	$56,153

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

Trends Affecting Our Business

    We do not recognize any trends which will affect our business.  While it appears that we are in a world-wide recession, the demand for mineralized materials remains constant in good or bad economical cycles.

Plan of Operation for the Next Twelve Months

    Management is evaluating the results of the geology report to determine what additional work should be done on the property, if any. Currently, that is the Company's only plan and it does not have plans to do any else.

Results of Operations

Fiscal Year Ended March 31, 2010 Compared to Fiscal Year Ended March 31, 2009

1.     Revenue and Operating Expenses

    We did not generate any revenue for the year ended March 31, 2010, which remained unchanged from the year ended March 31, 2009. The reason we have not generated any revenue is because we are still in the exploration stage.

    Consulting fee decreased by $21,707 or 43% from $50,237 for the year ended March 31, 2009 to $28,530 for the year ended March 31, 2010. The reason for the decrease was the result of decreased consultants needed for our OTCBB listing.

    Other administrative and miscellaneous decreased by $6,848 or 34% from $19,971 for the year ended March 31, 2009 to $13,123 for the year ended March 31, 2010. The decrease was primarily due a reduction telephone and office supply expenses.

2.     Assets and Liabilities

    Cash and cash equivalents were $128 at March 31, 2010 as compared to $52,941 at March 31, 2009. The reason for the decrease was the result using capital to maintain operations and pay for exploration activities.

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

    As of March 31, 2010, our total assets were $128 consisting entirely of cash and our total liabilities were $14,406.

    Our financial statements have been prepared on a going concern basis, which implies we will continue to realize its assets and discharge its liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has no revenues, has accumulated losses of approximately $214,000 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
Riverdale Mining, Inc.
(An Exploration Stage Company)
Ontario, Canada

We have audited the accompanying balance sheets of Riverdale Mining, Inc. as of March 31, 2010 and 2009 and the related statements of expenses, cash flows and changes in stockholders' equity (deficit) for the years then ended, for the period from March 30, 2007 (inception) through March 31, 2010. These financial statements are the responsibility of Riverdale's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. Riverdale is not required to have, nor were we engaged to perform, an audits of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Riverdale's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Riverdale as of March 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended and for the period from March 30, 2007 (inception) to March 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

MALONEBAILEY, LLP
MALONEBAILEY, LLP

www.Malonebailey.com
Houston, Texas

June 29, 2010

RIVERDALE MINING INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	March 31,	March 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash	$128	$52,941

Total Current Assets	128	52,941

TOTAL ASSETS	$128	$52,941

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$10,705	$10,000
Accounts payable - related party	3,701	1,066
TOTAL LIABILITIES	14,406	11,066

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred Stock, 100,000,000 shares authorized, $0.00001 par value
No shares are issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value;
7,000,000 shares issued and outstanding	70	70
Additional paid-in capital	199,980	199,980
Deficit accumulated during exploration stage	(214,328)	(158,175)
TOTAL STOCKHOLDERS' DEFICIT	(14,278)	41,875

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$128	$52,941

See accompanying summary of accounting policies and notes to the financial statements.

RIVERDALE MINING INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF EXPENSES

	Year Ended March 31, 2010	Year Ended March 31, 2009	For the Period from March 30, 2007 (Inception) through March 31, 2010

EXPENSES
Consulting fees	28,530	50,237	90,982
Legal and accounting	14,500	15,300	64,082
Exploration	-	4,002	14,002
Other general and administrative	13,123	19,971	45,264

NET LOSS	$(56,153)	$(89,510)	$(214,328)

NET LOSS PER COMMON SHARE-BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-BASIC AND DILUTED	7,000,000	7,000,000

See accompanying summary of accounting policies and notes to the financial statements.

RIVERDALE MINING INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

			Additional Paid-in Capital	Deficit Accumulated during Exploration Stage	Total Stockholders' Equity
	Common Stock
	Shares	Amount

Balance, March 30, 2007 (Date of Inception)	-	$-	$-	$-	$-

Issuance of Common stock for cash
at $0.00001 per share	5,000,000	50	-	-	50

Net loss	-	-	-	(18,000)	(18,000)

Balance, March 31, 2007	5,000,000	50	-	(18,000)	(17,950)

Issuance of common stock for cash at $0.10 per share	2,000,000	20	199,980	-	200,000

Net Loss	-	-	-	(50,665)	(50,665)

Balance, March 31, 2008	7,000,000	70	199,980	(68,665)	131,385

Net loss	-	-	-	(89,510)	(89,510)

Balance, March 31, 2009	7,000,000	$70	$199,980	$(158,175)	$41,875

Net loss	-	-	-	(56,153)	(56,153)

Balance, March 31, 2010	7,000,000	$70	$199,980	$(214,328)	$(14,278)

See accompanying summary of accounting policies and notes to the financial statements.

RIVERDALE MINING INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
		Year Ended March 31, 2010		Year Ended March 31, 2009	Accumulated from March 30, 2007 (Inception) through March 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(56,153)		$(89,510)	$(214,328)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in accounts payable		705		-	10,705
Increase (decrease) in related party payable		-		(1,840)	-
Net cash used in operating activities		(55,448)		(91,350)	(203,623)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock		-		-	200,050
Net advances from (repayments to) related party		2,635		1,066	3,701
Net cash provided by financing activities		2,635		1,066	203,751

Net change in cash		(52,813)		(90,284)	128

Cash, beginning of period		$52,941		$143,225	$-

Cash, end of period		$128		$52,941	$128

SUPPLEMENTAL DISCLOSURES
Interest paid	$	- -	$	- -	$-
Income taxes paid	$		$		$-

See accompanying summary of accounting policies and notes to the financial statements.

RIVERDALE MINING INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 2010

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Riverdale Mining Inc. (the "Company") was incorporated on March 30, 2007 in Nevada for the purpose of acquiring, exploring and developing mining properties. The Company maintains offices in Reno, Nevada and in Toronto, Canada. The Company is an Exploration Stage Company, as defined by ASC 7 "Accounting and Reporting for Development Stage Enterprises".

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

Acquisition, Exploration and Development Costs.

Mineral property acquisition, exploration and related costs are expensed as incurred unless proven and probable reserves exist and the property may commercially be mined. When it has been determined that a mineral property can be economically developed, the costs incurred to develop such property, including costs to further delineate the ore body and develop the property for production, may be capitalized. Interest costs, if any, allocable to the cost of developing mining properties and to constructing new facilities are capitalized until operations commence. Mine development costs incurred either to develop new ore deposits, expand the capacity of operating mines, or to develop mine areas substantially in advance of current production are also capitalized. All such capitalized costs, and estimated future development costs, are then amortized using the units-of-production method over the estimated life of the ore body. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. The Company evaluates, at least quarterly, the carrying value of capitalized mining costs and related property, plant and equipment costs, if any, to determine if these costs are in excess of their net realizable value and if a permanent impairment needs to be recorded. The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with ASC 360-10, "Accounting for Impairment or Disposal of Long-Lived Assets." The Company currently does not have any long-lived assets and therefore no adjustments are needed at March 31, 2010.

RIVERDALE MINING INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 2010

Basic and Diluted Net Income (Loss) Per Share.

The Company computes net income (loss) per share in accordance with ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Basic and diluted EPS are the same in fiscal 2010 and 2009 due to no common stock equivalents.

Revenue recognition.

The Company recognizes revenue in accordance with the criteria outlined in Securities Exchange Commission Staff Accounting Bulletin No. 104, "Revenue Recognition". Revenues will be recognized once they are earned; specifically when: (a) services are provided or products are delivered to customers, (b) clear proof that an arrangement exists, (c) amounts are fixed or can be determined, and (d) the Company's ability to collect is reasonably assured.

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

Income Taxes.

The Company accounts for its income taxes in accordance with ASC 740, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not.

RIVERDALE MINING INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 2010

Recent Accounting Pronouncements.

Riverdale Mining does not expect the adoption of recently issued accounting pronouncements to have a significant impact on their results of operations, financial position or cash flow.

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has no revenues, has accumulated losses since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

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

NOTE 4 - RELATED PARTY BALANCES AND TRANSACTIONS

The Company occupies office space provided by the president of the Company at no cost. The value of the space is not considered materially significant for financial reporting purposes. The President advanced $18,000 as of March 31, 2007 to pay for the initial legal fees, accounting fees and other general administrative expenses. The advances on behalf of the Company are non-interest bearing. As of March 31, 2010, the Company had repaid advances made by the president. The secretary advanced $3,701 as of March 31, 2010 to pay for other general administrative expenses on behalf of the company, which were also repaid as of the date of this report.

RIVERDALE MINING INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 2010

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

In March 2007, the Company issued 5,000,000 common shares to its president and secretary at $0.00001 per share for cash proceeds of $50.

During the year ended March 31, 2008, the Company sold 2,000,000 common shares for $200,000 cash.

NOTE 7 - INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. The Company has net operating losses of approximately $214,328 which begin expiring in 2028. The potential benefit of Company's net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely-than-not it will utilize the net operating losses carried forward

	2010	2009

Statutory rate	34%	34%
Income taxes at statutory rate	$19,093	$30,433
	19,093	30,433
Increase in valuation allowance	(19,093)	(30,433)

Provision for income taxes	$-	$-

Deferred Tax Assets and Liabilities:
Net operating loss carryforwards	$72,871	$47,659
Valuation allowance	(72,871)	(47,659)
Net deferred tax assets	$-	$-

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

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

    Our management assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2010.  The framework used by management in making that assessment was the criteria set forth in the document entitled " Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of March 31, 2010, the Company's internal control over financial reporting was effective for the purposes for which it is intended.

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

Changes in Internal Control over Financial Reporting

    No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

    The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Vladimir Vaskevich 20 Carl Crescent Toronto, Ontario Canada M1W 3R2	32	President, principal executive officer, treasurer, principal financial officer and a member of the board of directors

Mikhail Ratchkovski	45	Secretary and a member of the board of directors
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

ITEM 11.     EXECUTIVE COMPENSATION

    The following table sets forth the compensation paid by us for the last three fiscal years for the month ending February. The compensation addresses all compensation awarded to, earned by, or paid to our named executive officers for the fiscal year ended March 31, 2010. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table

						Non-	Nonqualified
						Equity	Deferred	All
						Incentive	Compensa-	Other
				Stock	Option	Plan	tion	Compen-
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Vladimir Vaskevich	2010	0	0	0	0	0	0	0	0
President	2009	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0

Mikhail Ratchkovski	2010	0	0	0	0	0	0	0	0
Secretary	2009	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0

    We do not anticipate paying any salaries in 2010. We do not anticipate paying salaries until we have a defined ore body and begin extracting minerals from the ground.

Compensation of Directors

    The members of our board of directors are not compensated for their services as directors. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director's service contracts.

Director's Compensation Table
Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Vladimir Vaskevich	2010	0	0	0	0	0	0

Mikhail Ratchkovski	2010	0	0	0	0	0	0

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

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

    No director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, since the beginning of our company's fiscal year ended March 31, 2010.

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

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees

    The aggregate fees billed for the two most recently completed fiscal periods ended March 31, 2010 and March 31, 2009 for professional services rendered by MaloneBailey, LLP, registered public accountants, for the audit of our annual financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended March 31, 2010	Year Ended March 31, 2009
Audit Fees	$12,500	$19,500
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$12,500	$19,500

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

SIGNATURES

     Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Toronto, Ontario, Canada, on this 29th day of June, 2010.

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

Signature	Title	Date

VLADIMIR VASKEVICH	President, Principal Executive Officer, Treasurer,	June 29, 2010
Vladimir Vaskevich	Principal Accounting Officer, Principal Financial
Officer, and a Director

MIKHAIL RATCHKOVSKI	Secretary and a Director	June 29, 2010
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

Print PDF Version