Form 10-Q
period 2010-06-30
Riverdale Mining Inc.
filed 2010-08-17
CIK 1402357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,000,000 as of August 16, 2010.

RIVERDALE MINING INC.

FORM 10-Q
June 30, 2010
INDEX

PART I-- FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
Item 2.	Management's Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

SIGNATURE

EXHIBIT INDEX

PART I - Financial Information

ITEM 1.     FINANCIAL STATEMENTS

Riverdale Mining Inc.
(An Exploration Stage Company)

June 30, 2010

RIVERDALE MINING INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS (Unaudited)

ASSETS	June 30,	March 31,
	2010	2010
CURRENT ASSETS
Cash	$6,238	$128

TOTAL ASSETS	$6,238	$128

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$10,000	$10,705
Accounts payable - related party	20,490	3,701

TOTAL LIABILITIES	30,490	14,406

STOCKHOLDERS' DEFICIT
Preferred Stock, 100,000,000 shares authorized, $0.00001 par value. No shares are issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 7,000,000 shares issued and outstanding	70	70
Additional paid-in capital	199,980	199,980
Deficit accumulated during exploration stage	(224,302)	(214,328)
TOTAL STOCKHOLDERS' DEFICIT	(24,252)	(14,278)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,238	$128

See accompanying condensed notes to interim unaudited financial statements.

RIVERDALE MINING INC.
(AN EXPLORATION STAGE ENTERPRISE)
STATEMENTS OF EXPENSES
(Unaudited)

			For the period from March 30,
	Three Month Ended	Three Month Ended	2007 (Inception) Through
	June 30, 2010	June 30, 2009	June 30, 2010

EXPENSES
Consulting fees	$4,500	$6,525	$95,482
Legal and accounting	2,500	5,000	66,582
Exploration	-	-	14,000
Other general and administrative	2,974	3,944	48,238
NET LOSS	$(9,974)	$(15,469)	(224,302)

NET LOSS PER COMMON SHARE- BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	7,000,000	7,000,000

See accompanying condensed notes to interim unaudited financial statements.

RIVERDALE MINING INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three	For the Three	For the period from March 30, 2007
	Months Ended	Months Ended	(Inception) through
	June 30, 2010	June 30, 2009	June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,974)	$(15,469)	$(224,302)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in accounts payable	(705)	-	10,000
Net cash used in operating activities	(10,679)	(15,469)	(214,302)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net advances from (repayments to) related party	16,789	672	20,490
Proceeds from sale of common stock	-	-	200,050
Net cash provided by financing activities	-	-	220,540

Change in cash	6,110	(14,797)	6,238

Cash, beginning of period	$128	$52,941	$-

Cash, end of period	$6,238	$38,144	$6,238

SUPPLEMENTAL CASHFLOW DISCLOSURES
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying condensed notes to interim unaudited financial statements.

RIVERDALE MINING INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Riverdale Mining Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Riverdale's Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2010 as reported in the Form 10-K have been omitted.

NOTE 2. - GOING CONCERN

From March 30, 2007 (date of inception) to June 30, 2010, Riverdale Mining has not generated revenues and has accumulated losses since inception. The continuation of Riverdale Mining as a going concern is dependent upon the continued financial support from its shareholders, the ability of Riverdale Mining to obtain necessary equity financing to continue operations, and the attainment of profitable operations. There is no guarantee that Riverdale Mining will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Riverdale Mining's ability to continue as a going concern.

NOTE 3. - RELATED PARTY TRANSACTIONS

During the quarter ended June 30, 2010 Riverdale Mining Inc's President advanced an additional $19,980 and the Secretary advanced an additional $510 to the company. The company paid $3,701 for prior year advances. The combined balance owed as of June 30, 2010 was $20,490, is unsecured, bears no interest and is due on demand.

NOTE 4 - SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after June 30, 2010 up through the date the Company issued these financial statements and concluded that there were significant or material transactions to be reported. On July 15, 2010, the Company purchased the Sheelagh Creek Gold mining claim for $5,000. The property is registered in our president's name.

On August 4, 2010, the Company allowed its previous mining claims, Rainy Day #1, 2, and 3, (tenure numbers 403434, 403435, 533578) to be forfeited. The Company completed its exploration program and the sample evaluations indicated that there was minimal mineralized material on the property and it was not economically feasible to continue with the claims.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

    This section of this quarterly report on Form 10-Q includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this annual report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

Plan of Operation for the Next Twelve Months

    On July 15, 2010, we purchased the Sheelagh Creek Gold mining claim for $5,000. The property is registered in our president's name.

Geological Information:

    The Sheelagh Creek showing is located on the east wall of a small intermittent stream draining from the north into Sheelagh Creek within the Eskay Creek region of Northwestern British Columbia The showing consists of a 2.5 (8.2 feet) to 3.5-metre (11.5 feet) wide quartz vein striking approximately 045 degrees and dipping about 75 degrees to the northwest. It is traceable over 8 metres (26.25 feet) before it disappears under the surrounding overburden.

    Mineralization consists of disseminated to semi massive pods of pyrite. Three one-metre rock chip samples were taken across the face of vein and produced assay results of 15.77 grams per tonne gold and 41.83 grams per tonne silver over 3.0 meters. A selected grab sample returned values of 61.37 grams per tonne gold and 109.4 grams per tonne silver.

Plan of Operations:

    A helicpter supported geological mapping and sampling program in combination with a micro-grid soil geochemical survey is recommended. The objective of this work is to locate and sample the exposed vein and locate the potentional extensions of the vein (which are covered by overburden) utilizing the geochemical (soil sampling) survey. As helicopter support is required for this work the estimated cost of the program is $10,000 to $12,000.

    On August 4, 2010, we allowed our previous mining claims, Rainy Day #1, 2, and 3, (tenure numbers 403434, 403435, 533578) to be forfeited. We completed our exploration program and the sample evaluations indicated that there was minimal mineralized material on the property and it was not economically feasible to continue with the claims.

Results of Operations

Period Ended June 30, 2009 Compared to Period Ended June 30, 2010

1.     Revenue and Operating Expenses

    We did not generate any revenue during the period ended June 30, 2010, which remained unchanged from the period ended June 30, 2009. The reason we have not generated any revenue is because we are still in the exploration stage.

    Consulting fee decreased by $2,025 or 31% from $6,525 for the period ended June 30, 2009 to $4,500 for the period ended June 30, 2010. The reason for the decrease was the result of decreased consultants needed for our OTCBB listing.

    Other administrative and general expenses decreased by $970 or 25% from $3,944 for the period ended June 30, 2009 to $2,974 for the period ended June 30, 2010. The decrease was primarily due a reduction telephone and office supply expenses.

2.     Assets and Liabilities

    Cash and cash equivalents were $6,238 at June 30, 2010 as compared to $128 at June 30, 2009. The reason for the increase was the result of officer loans made by our president to maintain operations and pay for our reporting requirements.

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

    We have the right to explore one property which consists of one claim comprising a total of 179 acres. The property is registered in our president's name.

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

    As of June 30, 2010, our total assets were $6,238 consisting entirely of cash and our total liabilities were $30,490.

Off Balance Sheet Arrangements

    We have no off balance sheet arrangements.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    On August 13, 2007, the SEC declared our Form SB-2 registration statement effective (SEC File no. 333-145049) allowing us to sell 1,000,000 shares of common stock minimum, 2,000,000 shares of common stock maximum at an offering price of $0.10 per share. There was not underwriter involved in our public offering. On December 3, 2007 we completed our public offering by issuing 2,000,000 shares of our common stock and raising $200,000. As of the date of this report, we have used all of the funds raised through our public offering.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

    None.

ITEM 4.     (REMOVED AND RESERVED)

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

SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 16th day of August, 2010.

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