Form 10-Q
period 2010-09-30
Riverdale Mining Inc.
filed 2010-11-10
CIK 1402357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,000,000 as of November 10, 2010.

RIVERDALE MINING INC.

FORM 10-Q
September 30, 2010
INDEX

PART I-- FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
Item 2.	Management's Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

SIGNATURE

EXHIBIT INDEX

PART I - Financial Information

ITEM 1.     FINANCIAL STATEMENTS

Riverdale Mining Inc.
(An Exploration Stage Company)

September 30, 2010

RIVERDALE MINING INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS (Unaudited)

ASSETS	September 30,	March 31,
	2010	2010
CURRENT ASSETS
Cash	$65	$128

TOTAL ASSETS	$65	$128

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$14,000	$10,705
Accounts payable - related party	19,980	3,701

TOTAL LIABILITIES	33,980	14,406

STOCKHOLDERS' DEFICIT
Preferred Stock, 100,000,000 shares authorized, $0.00001 par value. No shares are issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 7,000,000 shares issued and outstanding	70	70
Additional paid-in capital	199,980	199,980
Deficit accumulated during exploration stage	(233,965)	(214,328)
TOTAL STOCKHOLDERS' DEFICIT	(33,915)	(14,278)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$65	$128

See accompanying condensed notes to interim unaudited financial statements.

RIVERDALE MINING INC.
(An Exploration Stage Company)
STATEMENTS OF EXPENSES
(Unaudited)

					For the period
					From
					March 30, 2007
	Three Months Ended		Six Months Ended		Through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009	2010

COSTS AND EXPENSES

Consulting fees	$6,232	$10,020	$10,732	$16,545	$101,714
Legal & accounting	2,500	4,000	5,000	9,000	69,082
Exploration	-	-	-	-	14,000
General & administrative	931	3,673	3,905	7,617	49,169

NET LOSS	$(9,663)	$(17,693)	(19,637)	$(33,162)	(233,965)

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)	N/A

WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING- BASIC AND DILUTED	7,000,000	7,000,000	7,000,000	7,000,000	N/A

See accompanying condensed notes to interim unaudited financial statements.

RIVERDALE MINING INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three	For the Six	For the period from March 30, 2007
	Months Ended	Months Ended	(Inception) through
	September 30, 2010	September 30, 2009	September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,637)	$(33,162)	$(233,965)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in accounts payable	3,295	-	14,000
Net cash used in operating activities	(16,342)	(33,162)	(219,965)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net advances from (repayments to) related party	16,279	(1,066)	19,980
Proceeds from sale of common stock	-	-	200,050
Net cash provided by financing activities	16,279	(1,066)	220,030

Change in cash	(63)	(34,228)	65

Cash, beginning of period	$128	$52,941	$-

Cash, end of period	$65	$18,713	$65

SUPPLEMENTAL CASHFLOW DISCLOSURES
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

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

NOTE 2. - GOING CONCERN

From March 30, 2007 (date of inception) to September 30, 2010, Riverdale Mining has not generated revenues and has accumulated losses since inception. The continuation of Riverdale Mining as a going concern is dependent upon the continued financial support from its shareholders, the ability of Riverdale Mining to obtain necessary equity financing to continue operations, and the attainment of profitable operations. There is no guarantee that Riverdale Mining will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Riverdale Mining's ability to continue as a going concern.

NOTE 3. - RELATED PARTY TRANSACTIONS

During the quarter ended September 30, 2010, Riverdale Mining Inc's Secretary and President paid expenses paid on behalf of the Company. The total balance owed as of September 30, 2010 is $19,980, is unsecured, bears no interest, and is due on demand.

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

Plan of Operations:

    A helicopter supported geological mapping and sampling program in combination with a micro-grid soil geochemical survey is recommended. The objective of this work is to locate and sample the exposed vein and locate the potentional extensions of the vein (which are covered by overburden) utilizing the geochemical (soil sampling) survey. As helicopter support is required for this work the estimated cost of the program is $10,000 to $12,000.

    On August 4, 2010, we allowed our previous mining claims, Rainy Day #1, 2, and 3, (tenure numbers 403434, 403435, 533578) to be forfeited. We completed our exploration program and the sample evaluations indicated that there was minimal mineralized material on the property and it was not economically feasible to continue with the claims.

Results of Operations

Period Ended September 30, 2009 Compared to Period Ended September 30, 2010

1.     Revenue and Operating Expenses

    We did not generate any revenue during the period ended September 30, 2010, which remained unchanged from the period ended September 30, 2009. The reason we have not generated any revenue is because we are still in the exploration stage.

    Consulting fee decreased by $3,788 or 38% from $10,020 for the period ended September 30, 2009 to $6,232 for the period ended September 30, 2010. The reason for the decrease was the result of decreased consultants needed for our OTCBB listing.

    Other administrative and general expenses decreased by $2,742 or 75% from $3,673 for the period ended September 30, 2009 to $931 for the period ended September 30, 2010. The decrease was primarily due a reduction telephone and office supply expenses.

2.     Assets and Liabilities

    Cash and cash equivalents were $65 at September 30, 2010 as compared to $128 at March 31,2010. The reason for the decrease was the result of pay consulting, legal and accounting fees needed to maintain our reporting requirements.

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

    As of September 30, 2010, our total assets were $65 consisting entirely of cash and our total liabilities were $33,980.

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

ITEM 3.     DEFAULLTS UPON SENIOR SECUITIES.

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

SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 10th day of November, 2010.

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

PDF Version