Form 10-Q
period 2010-12-31
Riverdale Mining Inc.
filed 2011-02-22
CIK 1402357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED December 31, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,000,000 as of February 22, 2011.

RIVERDALE MINING INC.

FORM 10-Q
December 31, 2010
INDEX

PART I-- FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
Item 2.	Management's Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

SIGNATURE

EXHIBIT INDEX

PART I - Financial Information

ITEM 1.     FINANCIAL STATEMENTS

Riverdale Mining Inc.
(An Exploration Stage Company)

December 31, 2010

RIVERDALE MINING INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED BALANCE SHEETS (Unaudited)

ASSETS	December 31,	March 31,
	2010	2010
CURRENT ASSETS
Cash	$5,358	$128

TOTAL ASSETS	$5,358	$128

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Note payable	$25,000	$-
Accounts payable	16,096	10,705
Due to related party	9,980	3,701

TOTAL LIABILITIES	51,076	14,406

STOCKHOLDERS' DEFICIT
Preferred Stock, 100,000,000 shares authorized, $0.00001 par value. No shares are issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 7,000,000 shares issued and outstanding	70	70
Additional paid-in capital	199,980	199,980
Deficit accumulated during exploration stage	(245,768)	(214,328)
TOTAL STOCKHOLDERS' DEFICIT	(45,718)	(14,278)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,358	$128

See accompanying condensed notes to interim unaudited condensed financial statements.

RIVERDALE MINING INC.
(An Exploration Stage Company)
CONDENSED STATEMENTS OF EXPENSES
(Unaudited)

					For the period
					From
					March 30, 2007 (Inception)
	Three Months Ended		Nine Months Ended		Through
	December 31,	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009	2010

COSTS AND EXPENSES

Consulting fees	$4,959	$6,495	$15,691	$23,040	$106,673
Legal & accounting	3,500	3,000	8,500	12,000	72,582
Exploration	-	-	-	-	14,000
General & administrative	3,344	1,106	7,249	8,723	52,513

NET LOSS	$(11,803)	$(10,601)	(31,440)	$(43,763)	(245,768)

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.01)	N/A

WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING- BASIC AND DILUTED	7,000,000	7,000,000	7,000,000	7,000,000	N/A

See accompanying condensed notes to interim unaudited condensed financial statements.

RIVERDALE MINING INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine	For the Nine	For the period from March 30, 2007
	Months Ended	Months Ended	(Inception) through
	December 31, 2010	December 31, 2009	December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(31,440)	$(43,763)	$(245,768)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accounts payable	5,391	500	16,096
Net cash used in operating activities	(26,049)	(43,263)	(229,672)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net advances from (repayments to) related party	6,279	(1,066)	9,980
Proceeds from sale of common stock	-	-	200,050
Proceeds from note payable	25,000	-	25,000
Net cash provided by financing activities	31,279	(1,066)	235,030

Change in cash	5,230	(44,329)	5,358

Cash, beginning of period	$128	$52,941	$-

Cash, end of period	$5,358	$8,612	$5,358

SUPPLEMENTAL CASHFLOW DISCLOSURES
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying condensed notes to interim unaudited condensed financial statements.

RIVERDALE MINING INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSEDFINANCIAL STATEMENTS
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

NOTE 2. - GOING CONCERN

From March 30, 2007 (date of inception) to December 31, 2010, Riverdale Mining has not generated revenues and has accumulated losses since inception. The continuation of Riverdale Mining as a going concern is dependent upon the continued financial support from its shareholders, the ability of Riverdale Mining to obtain necessary equity financing to continue operations, and the attainment of profitable operations. There is no guarantee that Riverdale Mining will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Riverdale Mining's ability to continue as a going concern.

NOTE 3. - RELATED PARTY TRANSACTIONS

As of the quarter ended December 31, 2010, Riverdale Mining Inc's President advanced the Company a total of $9,980. The loan is unsecured, bears no interest and is due on demand.

NOTE 4 - NOTE PAYABLE

On November 1, 2010, Riverdale borrowed $25,000 from CRG Finance. The note bears 10% interest and is due on demand.

NOTE 5 - SUBSEQUENT EVENTS

On January 31, 2011, the Company was unaware of its mineral title renew and inadvertently did not renew the Sheelagh Creek Gold mining claim in time. The claim was automatically forfeited and was re-staked by Speebo Inc. On February 15, 2011, Speebo Inc. agreed to resell the claim to the Company for $2,500, which was paid on February 15, 2011. The Sheelagh Creek Gold mining claim is held in the name of the Company's president, Vladimir Vaskevich. A copy of the bill of sale is filed hereto as Exhibit 10.1.

RIVERDALE MINING INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSEDFINANCIAL STATEMENTS
(Unaudited)

NOTE 5 - SUBSEQUENT EVENTS (continued)

On February 8, 2011, the Company arranged to borrow another $25,000 from CRG Finance AG. The loan is due upon demand and compounds interest at 10.0% per annum. As of February 15, 2011, the Company has received $15,000 of the total $25,000 loan. A copy of the loan agreement is filed hereto as Exhibit 10.2.

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

    On January 31, 2010, we were unaware that our mineral title needed to be renewed and inadvertently did not renew the Sheelagh Creek Gold mining claim in time. The claim was automatically forfeited and was re-staked by Speebo Inc. On February 15, 2011, Speebo Inc. agreed to resell the claim to us for $2,500. The $2,500 was paid on February 15, 2011 and the Sheelagh Creek Gold mining claim is held in the name of our president, Vladimir Vaskevich. A copy of the bill of sale is filed hereto as Exhibit 10.1.

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

Results of Operations

Period Ended December 31, 2009 Compared to Period Ended December 31, 2010

1.     Revenue and Operating Expenses

    We did not generate any revenue during the period ended December 31, 2010, which remained unchanged from the period ended December 31, 2009. The reason we have not generated any revenue is because we are still in the exploration stage.

    Consulting fee decreased by $1,536 or 24% from $6,495 for the period ended December 31, 2009 to $4,959 for the period ended December 31, 2010. The reason for the decrease was the result of decreased consultants needed for our OTCBB listing.

    Other administrative and general expenses increased by $2,238 or 33% from $1,106 for the period ended December 31, 2009 to $3,344 for the period ended December 31, 2010. The increase was primarily due to an increase in telephone and office supply expenses.

2.     Assets and Liabilities

    Cash and cash equivalents were $5,358 at December 31, 2010 as compared to $128 at March 31, 2010. The reason for the decrease was the result of pay consulting, legal and accounting fees needed to maintain our reporting requirements.

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

Liquidity and Capital Resources

    From March 30, 2007 (date of inception) to December 31, 2010, Riverdale Mining has not generated revenues and has accumulated losses since inception. The continuation of Riverdale Mining as a going concern is dependent upon the continued financial support from its shareholders, the ability of Riverdale Mining to obtain necessary equity financing to continue operations, and the attainment of profitable operations. There is no guarantee that Riverdale Mining will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Riverdale Mining's ability to continue as a going concern

    At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.

    We have the right to explore one property which consists of one claim comprising a total of 179 acres. The property is registered in our president's name.

    On January 31, 2010, we were unaware that our mineral title needed to be renewed and inadvertently did not renew the Sheelagh Creek Gold mining claim in time. The claim was automatically forfeited and was re-staked by Speebo Inc. On February 15, 2011, Speebo Inc. agreed to resell the claim to us for $2,500. The $2,500 was paid on February 15, 2011 and the Sheelagh Creek Gold mining claim is held in the name of our president, Vladimir Vaskevich. A copy of the bill of sale is filed hereto as Exhibit 10.1.

    On February 8, 2011, we entered into a loan agreement with CRG Finance AG whereby CRG Finance AG loaned us $25,000. The loan is due upon demand and compounds interest at 10.0% per annum, based on a 365 day calendar year. As of February 15, 2011, we have received $15,000 of the total $25,000 loan. A copy of the loan agreement is filed hereto as Exhibit 10.2.

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

    As of December 31, 2010, our total assets were $5,358 consisting entirely of cash and our total liabilities were $51,076.

    During the quarter ended December 31, 2010, Riverdale Mining repaid its' president $10,000 for loans he made to the Company for operating expenses.

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

ITEM 3.     DEFAULTS UPON SENIOR SECUITIES.

    None.

ITEM 4.     (REMOVED AND RESERVED)

ITEM 5.     OTHER INFORMATION.

    None.

ITEM 6.     EXHIBITS.

    The following documents are included herein:

Exhibit No.	Document Description

10.1	Bill of Sale

10.2	Loan Agreement with CRG Finance AG

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 22nd day of February, 2011.

RIVERDALE MINING INC.

BY:	VLADIMIR VASKEVICH
Vladimir Vaskevich, President, Principal
Executive Officer, Treasurer, Principal
Financial Officer and Principal Accounting
Officer

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

VLADIMIR VASKEVICH
Name:       Vladimir Vaskevich
Title:          President, Chief Executive Officer,
                  Principal Executive Officer and Director
Dated:       February 22, 2011

MIKHAIL RACHKOVSKI
Name:     Mikhail Racthkovski
Title:       Director
Dated:     February 22, 2011

EXHIBIT INDEX
Exhibit No.	Document Description

10.1	Bill of Sale

10.2	Loan Agreement with CRG Finance AG

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

PDF Version