Form 10-K
period 2011-03-31
Riverdale Mining Inc.
filed 2011-07-14
CIK 1402357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]      ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

FOR THE YEAR ENDED March 31, 2011

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
Yes [X] No [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 31, 2011 $0.00.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,000,000 as of June 29, 2011.

Number of the registrant's Common Stock outstanding as of June 29, 2011: 7,000,000.

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

PART I.

ITEM 1.     BUSINESS

General

    We were incorporated in the State of Nevada on March 30, 2007. We are an exploration stage corporation. An exploration stage corporation is one engaged in the search of mineral deposits or reserves which are not in either the development or production stage. We intend to conduct mineral exploration activities on one property located in British Columbia, Canada. We maintain our statutory registered agent's office at The Corporation Trust Company of Nevada, 6100 Neil Road, Suite 500, Reno, Nevada 89511 and our business office is located at 20 Carl Crescent, Toronto, Ontario, Canada M1W 3R2. Our telephone number is (877) 536-0333. This is our mailing address as well.

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

Claims

    The following is a list of tenure numbers, claim, and expiration date of our claims:

		Number of	Date of
Tenure No.	Document Description	Units or Cells	Expiration
845111	Sheelagh Creek Gold	1	January 31, 2012

    In order to maintain these claims we must pay a fee of CND$100 per year.

Geology and Mineralization

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

Supplies

    Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment needed to conduct exploration activities.

Conclusions and Recommendations

    A helicopter supported geological mapping and sampling program in combination with a micro-grid soil geochemical survey is recommended. The objective of this work is to locate and sample the exposed vein and locate the potential extensions of the vein (which are covered by overburden) utilizing the geochemical (soil sampling) survey. As helicopter support is required for this work the estimated cost of the program is $10,000 to $12,000.

MAP 1

Sheelagh Creek Gold

834957
834955
845111
104B.038
831403
618065
831411
0
250
500 m.
Map center: 56° 21' 59" N, 130° 26' 0" W

Fort St. John
Terrace
Quesnel
Williams Lake
Revelstoke
Vernon
Vancouver
Trail
Victoria

Legend

- Indian Reserves
- National Parks
- Conservancy Areas
- Parks

MTO Grid (MTO)

- Blocked by MEM
- Other

Mineral Tenure (current)

- Mineral Claim
- Mineral Lease

Mineral Reserves (current)

- Placer Claim Designation
- Placer Lease Designation
- No Staking Reserve
- Conditional Reserve
- Release Required Reserve
- Surface Restriction
- Recreation Area
- Others

Integrated Cadastral Fabric

- Survey Parcels

BCGS Grid

Contours (TRIM)

- Contour - Index
- Contour - Index.Indefinite
- Contour - Index.Depression
- Contour - Index.Depression Indefinite
- Contour - Intermediate
- Contour - Intermediate.Indefinite
- Contour - Intermediate.Depression
- Contour - Intermediate.Depression Indefinite
- Areaof Exclusion

N

Scale: 1:13,692

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

Regulations

    Our property is registered on British Columbia Mineral Titles Online system. We are also subject to the British Columbia Mineral Exploration Code (the "Code") which tells us how and where we can explore for minerals.

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

    We will secure all necessary permits for exploration and, if development is warranted on the property, will file final plans of operation before we start any mining operations. We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. We do not expect that any endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what that will involve from an environmental standpoint.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

    None.

ITEM 2.     PROPERTIES

    Our business office is located in the home of our president, Vladimir Vaskevich, at 20 Carl Crescent Ave., Toronto, Ontario, Canada M1W 3R2.

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

PART II

ITEM 5.     MARKET FOR COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

    Our shares are traded on the Bulletin Board operated by the Federal Industry Regulatory Authority under the symbol "RVDM."A summary of trading by quarter for the last two fiscal years is as follows:

Fiscal Year
2011	High Bid	Low Bid

Fourth Quarter: 01-01-11 to 03-31-11	$0.26	$0.00
Third Quarter: 10-01-10 to 12-31-10	$0.26	$0.00
Second Quarter: 07-01-10 to 9-30-10	$0.26	$0.00
First Quarter: 04-01-10 to 6-30-10	$0.26	$0.00

Fiscal Year
2010	High Bid	Low Bid

Fourth Quarter: 01-01-10 to 03-31-10	$0.26	$0.00
Third Quarter: 10-01-09 to 12-31-09	$0.26	$0.00
Second Quarter: 07-01-09 to 9-30-09	$0.26	$0.00
First Quarter: 04-01-09 to 6-30-09	$0.26	$0.00

    Of the 7,000,000 shares of common stock outstanding as of March 31, 2011, 5,000,000 shares were owned by our officers and directors. These shares may only be resold in compliance with Rule 144 of the Securities Act of 1933.

Holders

    At March 31, 2011, there were 43 holders of our common stock.

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

    On January 31, 2010, we were unaware that our mineral title needed to be renewed and inadvertently did not renew the Sheelagh Creek Gold mining claim in time. The claim was automatically forfeited and was re-staked by Speebo Inc. On February 15, 2011, Speebo Inc. agreed to resell the claim to us for $2,500. The $2,500 was paid on February 15, 2011 and the Sheelagh Creek Gold mining claim is held in the name of our president, Vladimir Vaskevich. A copy of the bill of sale is filed as Exhibit 10.1 to our Form 10-Q filed on March 22, 2011 and is incorporated by reference herein.

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

    A helicopter supported geological mapping and sampling program in combination with a micro-grid soil geochemical survey is recommended. The objective of this work is to locate and sample the exposed vein and locate the potential extensions of the vein (which are covered by overburden) utilizing the geochemical (soil sampling) survey. As helicopter support is required for this work the estimated cost of the program is $10,000 to $12,000.

    On August 4, 2010, we allowed our previous mining claims, Rainy Day #1, 2, and 3, (tenure numbers 403434, 403435, 533578) to be forfeited. We completed our exploration program and the sample evaluations indicated that there was minimal mineralized material on the property and it was not economically feasible to continue with the claims.

Results of Operations

Period Ended March 31, 2010 Compared to Period Ended March 31, 2011

1.     Revenue and Operating Expenses

    We did not generate any revenue during the period ended March 31, 2011, which remained unchanged from the period ended March 31, 2010. The reason we have not generated any revenue is because we are still in the exploration stage.

    Consulting fee decreased by $7,525 or 26% from $28,530 for the year ended March 31, 2010 to $21,005 for the year ended March 31, 2011. The reason for the decrease was the result of decreased consultants needed for our OTCBB listing.

    Other administrative and general expenses decreased by $2,346 or 18% from $13,123 for the year ended March 31, 2010 to $10,777 for the year ended March 31, 2011. The decrease was primarily due to a decrease in telephone and office supply expenses.

2.     Assets and Liabilities

    Cash and cash equivalents were $2,677 at March 31, 2011 as compared to $128 at March 31, 2010. The reason for the increase was the result of loans from an unrelated third party.

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

Liquidity and Capital Resources

    From March 30, 2007 (date of inception) to March 31, 2011, Riverdale Mining has not generated revenues and has accumulated losses since inception. The continuation of Riverdale Mining as a going concern is dependent upon the continued financial support from its shareholders, the ability of Riverdale Mining to obtain necessary equity financing to continue operations, and the attainment of profitable operations. There is no guarantee that Riverdale Mining will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Riverdale Mining's ability to continue as a going concern

    At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.

    We have the right to explore one property which consists of one claim comprising a total of 179 acres. The property is registered in our president's name.

    On January 31, 2010, we were unaware that our mineral title needed to be renewed and inadvertently did not renew the Sheelagh Creek Gold mining claim in time. The claim was automatically forfeited and was re-staked by Speebo Inc. On February 15, 2011, Speebo Inc. agreed to resell the claim to us for $2,500. The $2,500 was paid on February 15, 2011 and the Sheelagh Creek Gold mining claim is held in the name of our president, Vladimir Vaskevich. A copy of the bill of sale is filed as Exhibit 10.1 to our Form 10-Q filed on February 22, 2011.

    As of March 31, 2011, we borrowed $50,000 from CRG Finance of which, as at year end, we had received $40,000 of the total $50,000 as per the loan agreements. The notes bear 10% interest and are due on demand. As of the date of this report, we have received the remaining $10,000, of which, the total $50,000 remains outstanding and due upon demand.

    Since inception, we have issued 7,000,000 shares of our common stock and received $200,050.

    In March 2007, we issued 5,000,000 shares of common stock to our officers and directors pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933. The purchase price of the shares was $50 total. This was accounted for as an acquisition of shares.

    In December 2007, we completed our public offering by raising $200,000 and issued 2,000,000 shares of common stock.

    As of March 31, 2011, our total assets were $2,677 consisting entirely of cash and our total liabilities were $74,335.

    During the year ended March 31, 2011, Riverdale Mining repaid its' president $10,000 for loans he made to the Company for operating expenses. As of March 31, 2011, we still owe our president Vladimir Vaskevich $9,980 for loans he made to the company. The loan is unsecured, bears no interest and is due upon demand.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
Riverdale Mining, Inc.
(An Exploration Stage Company)
Ontario, Canada

We have audited the accompanying balance sheets of Riverdale Mining, Inc. as of March 31, 2011 and 2009 and the related statements of expenses, cash flows and changes in stockholders' equity (deficit) for the years then ended, for the period from March 30, 2007 (inception) through March 31, 2011. These financial statements are the responsibility of Riverdale's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Riverdale as of March 31, 2011 and 2009 and the results of its operations and its cash flows for the years then ended and the period from March 30, 2007 (inception) to March 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

MALONEBAILEY, LLP
MALONEBAILEY, LLP

www.Malonebailey.com
Houston, Texas

July 8, 2011

RIVERDALE MINING INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	March 31,	March 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash	$2,677	$128

Total Current Assets	2,677	128

TOTAL ASSETS	$2,677	$128

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$12,863	$10,705
Demand note payable	40,000	-
Accounts payable - related party	11,405	3,701
TOTAL LIABILITIES	64,268	14,406

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred Stock, 100,000,000 shares authorized, $0.00001 par value
No shares are issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value;
7,000,000 shares issued and outstanding	70	70
Additional paid-in capital	199,980	199,980
Deficit accumulated during exploration stage	(261,641)	(214,328)
TOTAL STOCKHOLDERS' DEFICIT	(61,591)	(14,278)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,677	$128

See accompanying summary of accounting policies and notes to the financial statements.

RIVERDALE MINING INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF EXPENSES

	Year Ended March 31, 2011	Year Ended March 31, 2010	For the Period from March 30, 2007 (Inception) through March 31, 2011

EXPENSES
Consulting fees	21,005	28,530	111,987
Legal and accounting	11,598	14,500	75,679
Exploration	2,500	-	16,500
Interest Expense	1,433	0	1,433
Other general and administrative	10,777	13,123	56,042

NET LOSS	$(47,313)	$(56,153)	(261,641)

NET LOSS PER COMMON SHARE-BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-BASIC AND DILUTED	7,000,000	7,000,000

See accompanying summary of accounting policies and notes to the financial statements.

RIVERDALE MINING INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

			Additional Paid-in Capital	Deficit Accumulated during Exploration Stage	Total Stockholders' Equity
	Common Stock
	Shares	Amount

Balance, March 30, 2007 (Date of Inception)	-	$-	$-	$-	$-

Issuance of Common stock for cash
at $0.00001 per share	5,000,000	50	-	-	50

Net loss	-	-	-	(18,000)	(18,000)

Balance, March 31, 2007	5,000,000	50	-	(18,000)	(17,950)

Issuance of common stock for cash at $0.10 per share	2,000,000	20	199,980	-	200,000

Net Loss	-	-	-	(50,665)	(50,665)

Balance, March 31, 2008	7,000,000	70	199,980	(68,665)	131,385

Net loss	-	-	-	(89,510)	(89,510)

Balance, March 31, 2009	7,000,000	$70	$199,980	$(158,175)	$41,875

Net loss	-	-	-	(56,153)	(56,153)

Balance, March 31, 2010	7,000,000	$70	$199,980	$(214,328)	$(14,278)

Net loss	-	-	-	(47,313)	(47,313)

Balance, March 31, 2011	7,000,000	$70	$199,980	$(261,641)	$(61,591)

See accompanying summary of accounting policies and notes to the financial statements.

RIVERDALE MINING INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
		Year Ended March 31, 2011		Year Ended March 31, 2010	Accumulated from March 30, 2007 (Inception) through March 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(47,313)		$(56,153)	$(261,641)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in accounts payable		2,158		705	12,863
Increase (decrease) in related party payable		7,704		-	7,704
Net cash used in operating activities		(37,451)		(55,448)	(197,373)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock		-		-	200,050
Short Term Debt		40,000		-	40,000
Net advances from (repayments to) related party		-		2,635	3,701
Net cash provided by financing activities		40,000		2,635	243,751

Net change in cash		2,549		(52,813)	2,677

Cash, beginning of period		$128		$52,941	$-

Cash, end of period		$2,677		$128	$2,677

SUPPLEMENTAL DISCLOSURES
Interest paid	$	- -	$	- -	$-
Income taxes paid	$		$		$-

See accompanying summary of accounting policies and notes to the financial statements.

RIVERDALE MINING INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 2011

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

Acquisition, Exploration and Development Costs.

Mineral property acquisition, exploration and related costs are expensed as incurred unless proven and probable reserves exist and the property may commercially be mined. When it has been determined that a mineral property can be economically developed, the costs incurred to develop such property, including costs to further delineate the ore body and develop the property for production, may be capitalized. Interest costs, if any, allocable to the cost of developing mining properties and to constructing new facilities are capitalized until operations commence. Mine development costs incurred either to develop new ore deposits, expand the capacity of operating mines, or to develop mine areas substantially in advance of current production are also capitalized. All such capitalized costs, and estimated future development costs, are then amortized using the units-of-production method over the estimated life of the ore body. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. The Company evaluates, at least quarterly, the carrying value of capitalized mining costs and related property, plant and equipment costs, if any, to determine if these costs are in excess of their net realizable value and if a permanent impairment needs to be recorded. The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with ASC 360-10, "Accounting for Impairment or Disposal of Long-Lived Assets." The Company currently does not have any long-lived assets and therefore no adjustments are needed at March 31, 2011.

RIVERDALE MINING INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 2011

Basic and Diluted Net Income (Loss) Per Share.

The Company computes net income (loss) per share in accordance with ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Basic and diluted EPS are the same in fiscal 2011 and 2010 due to no common stock equivalents.

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
March 31, 2011

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

NOTE 3 - RELATED PARTY BALANCES AND TRANSACTIONS

The Company occupies office space provided by the president of the Company at no cost. The value of the space is not considered materially significant for financial reporting purposes. The President advanced $9,980 during the year ended March 31, 2011 to pay for the initial legal fees, accounting fees and other general administrative expenses. The advances on behalf of the Company are non-interest bearing and remaining outstanding as of the date of this report. Additionally, the secretary advanced $1,425 as of March 31, 2011 to pay for other general administrative expenses on behalf of the company, which were repaid as of the date of this report.

NOTE 4 - DEMAND NOTE PAYABLE

During the year ended March 31, 2011, Riverdale borrowed $50,000 from CRG Finance. Of which, as at year end, we had received $40,000 of the total $50,000 as per the loan agreement. The note bears 10% interest and is due on demand. As of the date of this report, we have received the remaining $10,000, of which $50,000 remaining outstanding and due upon demand.

NOTE 5 - PREFERRED AND COMMON STOCK

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
March 31, 2011

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

NOTE 6 - INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. The Company has net operating losses of approximately $260,000 which begin expiring in 2029. The potential benefit of Company's net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely-than-not it will utilize the net operating losses carried forward

	2011	2010

Deferred Tax Assets and Liabilities:
Net operating loss carryforwards	$89,000	$72,871
Valuation allowance	(89,000)	(72,871)
Net deferred tax assets	$-	$-

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

ITEM 9A.     CONTROLS AND PROCEDURES

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

    Our management assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2011.  The framework used by management in making that assessment was the criteria set forth in the document entitled " Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of March 31, 2011, the Company's internal control over financial reporting was effective for the purposes for which it is intended.

    This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm due to our reporting status as a smaller public company.

Changes in Internal Control over Financial Reporting

    No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended March 31, 2011 that has affected, or is reasonably likely to affect, our internal control over financial reporting.

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

    The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Vladimir Vaskevich 20 Carl Crescent Toronto, Ontario Canada M1W 3R2	33	President, principal executive officer, treasurer, principal financial officer and a member of the board of directors

Mikhail Ratchkovski	46	Secretary and a member of the board of directors
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

ITEM 11.     EXECUTIVE COMPENSATION

    The following table sets forth the compensation paid by us for the last three fiscal years for the month ending February. The compensation addresses all compensation awarded to, earned by, or paid to our named executive officers for the fiscal year ended March 31, 2011. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table

						Non-	Nonqualified
						Equity	Deferred	All
						Incentive	Compensa-	Other
				Stock	Option	Plan	tion	Compen-
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Vladimir Vaskevich	2011	0	0	0	0	0	0	0	0
President	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0

Mikhail Ratchkovski	2011	0	0	0	0	0	0	0	0
Secretary	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0

    We do not anticipate paying any salaries in 2011. We do not anticipate paying salaries until we have a defined ore body and begin extracting minerals from the ground.

Compensation of Directors

    The members of our board of directors are not compensated for their services as directors. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director's service contracts.

Director's Compensation Table
Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Vladimir Vaskevich	2011	0	0	0	0	0	0

Mikhail Ratchkovski	2011	0	0	0	0	0	0

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

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

    Our President, Vladimir Vaskevich advanced $9,980 to us during the year ended March 31, 2011 to pay for the legal fees, accounting fees and other general administrative expenses relating to this report. The advances on behalf of the Company are non-interest bearing and remaining outstanding as of the date of this report.

    Additionally, our Secretary, Mikhail Ratchkovski advanced $1,425 to us as of March 31, 2011 to pay for other general administrative expenses on behalf of the company, which were repaid as of the date of this report.

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

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees

    The aggregate fees billed for the two most recently completed fiscal periods ended March 31, 2011 and March 31, 2010 for professional services rendered by MaloneBailey, LLP, registered public accountants, for the audit of our annual financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended March 31, 2011	Year Ended March 31, 2010
Audit Fees	$10,000	$12,500
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$10,000	$12,500

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

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference

					Filed
Exhibit No. Document Description		Form	Date	Number	herewith

3.1	Articles of Incorporation.	SB-2	8/02/07	3.1

3.2	Bylaws.	SB-2	8/02/07	3.2

4.1	Specimen Stock Certificate.	SB-2	8/02/07	4.1

10.1	Trust Agreement	8-K	12/26/07	10.1

10.1	Bill of Sale	10-Q	02/22/11	10.1

10.2	Loan Agreement	10-Q	02/22/11	10.2

10.2	Service Agreement	8-K	04/26/11	10.2

14.1	Code of Ethics.	10-K	07/03/08	14.1

31.1	Certification pursuant to Rule 13a-15(e) and				X
	15d-15(e), promulgated under the Securities
	and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section				X
	1350, as adopted pursuant to Section 906 of the
	Sarbanes-Oxley Act of 2002.

99.1	Subscription Agreement	SB-2	08/02/07	99.1

99.2	Audit Committee Charter.	10-K	07/03/08	99.2

99.3	Disclosure Committee Charter.	10-K	07/03/08	99.3

SIGNATURES

    Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Toronto, Ontario, Canada, on this 12th day of July, 2011.

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

Signature	Title	Date

VLADIMIR VASKEVICH	President, Principal Executive Officer, Treasurer,	July 12, 2011
Vladimir Vaskevich	Principal Accounting Officer, Principal Financial
Officer, and a Director

MIKHAIL RATCHKOVSKI	Secretary and a Director	July 12, 2011
Mikhail Ratchkovski

EXHIBIT INDEX

		Incorporated by reference

					Filed
Exhibit No. Document Description		Form	Date	Number	herewith

3.1	Articles of Incorporation.	SB-2	8/02/07	3.1

3.2	Bylaws.	SB-2	8/02/07	3.2

4.1	Specimen Stock Certificate.	SB-2	8/02/07	4.1

10.1	Trust Agreement	8-K	12/26/07	10.1

10.1	Bill of Sale	10-Q	02/22/11	10.1

10.2	Loan Agreement	10-Q	02/22/11	10.2

10.2	Service Agreement	8-K	04/26/11	10.2

14.1	Code of Ethics.	10-K	07/03/08	14.1

31.1	Certification pursuant to Rule 13a-15(e) and				X
	15d-15(e), promulgated under the Securities
	and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section				X
	1350, as adopted pursuant to Section 906 of the
	Sarbanes-Oxley Act of 2002.

99.1	Subscription Agreement	SB-2	08/02/07	99.1

99.2	Audit Committee Charter.	10-K	07/03/08	99.2

99.3	Disclosure Committee Charter.	10-K	07/03/08	99.3

Print PDF Version