Form 10-Q
period 2011-06-30
Riverdale Mining Inc.
filed 2011-08-15
CIK 1402357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2011

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
Yes [   ]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES [X]   NO [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,000,000 as of August 12, 2011.

RIVERDALE MINING INC.

FORM 10-Q

June 30, 2011

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Control and Procedures

PART II-- OTHER INFORMATION

                             SIGNATURE

                            EXHIBIT INDEX

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Riverdale Mining Inc.  “SEC” refers to the Securities and Exchange Commission.

PART I – FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

Riverdale Mining Inc.
(An Exploration Stage Company)

June 30, 2011

Basis of Presentation

The accompanying statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring adjustments) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended June 30, 2011 are not necessarily indicative of results that may be expected for the year ending March 31, 2012.

RIVERDALE MINING INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS Unaudited

	June 30,	March 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash	$2,057	$2,677

Total Current Assets	2,057	2,677

TOTAL ASSETS	$2,057	$2,677

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$63,128	$12,863
Demand note payable	50,000	40,000
Accounts payable – related party	12,497	11,405
TOTAL LIABILITIES	125,625	64,268

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred Stock, 100,000,000 shares authorized, $0.00001 par value
No shares are issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value;
7,000,000 shares issued and outstanding	70	70
Additional paid-in capital	199,980	199,980
Deficit accumulated during exploration stage	(323,618)	(261,641)
TOTAL STOCKHOLDERS' DEFICIT	(123,568)	(61,591)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,057	$2,677

See accompanying condensed notes to interim unaudited condensed financial statements.

RIVERDALE MINING INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONDENSED STATEMENTS OF EXPENSES
(Unaudited)

			For the period from March 30,
	Three Month Ended	Three Month Ended	2007 (Inception) Through
	June 30, 2011	June 30, 2010	June 30, 2011

EXPENSES
Consulting fees	$54,765	$4,500	$166,752
Legal and accounting	280	2,500	75,959
Exploration	-	-	16,500
Loan Interest	1,247	-	2,680
Other general and administrative	5,685	2,974	61,727
NET LOSS	$(61,977)	$(9,974)	(323,618)

NET LOSS PER COMMON SHARE- BASIC AND DILUTED	$(0.01)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	7,000,000	7,000,000

See accompanying condensed notes to interim unaudited condensed financial statements.

RIVERDALE MINING INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three	For the Three	For the period from March 30, 2007
	Months Ended	Months Ended	(Inception) through
	June 30, 2011	June 30, 2011	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(61,977)	$(9,974)	$(323,618)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accounts payable and accrued expenses	50,265	(705)	63,128
Net cash used in operating activities	(11,712)	(10,679)	(260,490)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net advances from (repayments to) related party	1,092	16,789	12,497
Proceeds from sale of common stock	-	-	200,050
Proceeds from note payable	10,000	-	50,000
Net cash provided by financing activities	31,092	16,789	262,547

Change in cash	(620)	6,110	2,057

Cash, beginning of period	$2,677	$128	$-

Cash, end of period	$2,057	$6,238	$2,057

SUPPLEMENTAL CASHFLOW DISCLOSURES
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying condensed notes to interim unaudited condensed financial statements.

RIVERDALE MINING INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSEDFINANCIAL STATEMENTS
(Unaudited)

NOTE 1. - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Riverdale Mining Inc. (“Riverdale Mining or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Riverdale’s Annual Report filed with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2010 as reported in the Form 10-K have been omitted.

NOTE 2. - GOING CONCERN

From March 30, 2007 (date of inception) to June 30, 2011, Riverdale Mining has not generated revenues and has accumulated losses since inception. The continuation of Riverdale Mining as a going concern is dependent upon the continued financial support from its shareholders, the ability of Riverdale Mining to obtain necessary equity financing to continue operations, and the attainment of profitable operations. There is no guarantee that Riverdale Mining will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Riverdale Mining’s ability to continue as a going concern.

NOTE 3. – RELATED PARTY TRANSACTIONS

The Company occupies office space provided by the president of the Company at no cost. The value of the space is not considered materially significant for financial reporting purposes. Advances on behalf of the Company are non-interest bearing.

NOTE 4 – MINING CLAIMS

On January 31, 2011, the Company was unaware of its mineral title renew and inadvertently did not renew the Sheelagh Creek Gold mining claim in time. The claim was automatically forfeited and was re-staked by Speebo Inc. On February 15, 2011, Speebo Inc. agreed to resell the claim to the Company for $2,500,  which was paid on February 15, 2011.  The Sheelagh Creek Gold mining claim is held in the name of the Company’s president, Vladimir Vaskevich.

RIVERDALE MINING INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSEDFINANCIAL STATEMENTS
(Unaudited)

NOTE 5 - DEMAND NOTE PAYABLE

As of June 30, 2011, Riverdale borrowed $50,000 from CRG Finance. The note bears 10% interest and is due on demand.

NOTE 6 - SUBSEQUENT EVENTS

On July 27, 2011, the Company arranged to borrow another $25,000 from CRG Finance AG. The loan is due upon demand and compounds interest at 10.0% per annum.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

This section of this quarterly report on Form 10-Q includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this quarterly report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

Plan of Operation for the Next Twelve Months

            Management is evaluating the results of the geology report to determine what additional work should be done on the property, if any. Currently, that is the Company’s only plan and it does not have plans to do any else.

Results of Operations

Quarter Ended June 30, 2011 Compared to Quarter Ended June 30, 2010

1.         Revenue and Operating Expenses

We did not generate any revenue for the period ended June 30, 2011, which remained unchanged from the period ended June 30, 2010. The reason we have not generated any revenue is because we are still in the exploration stage.

Consulting fees increased by $50,265 or 1,117% from $4,500 for the period ended June 30, 2010 to $54,765 for the period ended June 30, 2011. The reason for the increase was the result of signing a consulting agreement with CRG Finance whereby we agreed to pay CRG $25,000 per month for its services. Of the $25,000 due per month, $10,000 is payable and $15,000 is accrued.

Legal and accounting fees decreased by $2,220 or 89% from $2,500 for the period ended June 30, 2010 to $280 for the period ended June 30, 2011. The reason for the decrease was the result of the timing of filing our periodic reports which went beyond the normal billing date into the next quarter.

Other administrative and miscellaneous increased by $2,711 or 91% from $2,974 for the period ended June 30, 2010 to $5,685 for the period ended June 30, 2011. The increase was primarily due to increased telephone and office supply expenses.

2.         Assets and Liabilities

Cash and cash equivalents were $2,057 at June 30, 2011 as compared to $2,677 at March 31, 2011.

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

General:  Geological observation at the known showings and property wide prospecting confirmed the geological setting as previously reported.  No additional “old workings” or mineralized zones were located during the course of the prospecting.

Conclusions and Recommendations:  Based on the low gold values, narrow mineralized structures and short strike lengths of mineralization it is apparent that an insufficient volume of economically exploitable material (“ore”) occurs within the Project.  As this is the case, it is recommend that no further work be carried out on the South Rossland Project and that the claims either be abandoned or held under minimum care and maintenance.

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

As of June 30, 2011, we borrowed $50,000 from CRG Finance. The note bears 10% interest and is due on demand.

            On July 27, 2011, we arranged to borrow another $25,000 from CRG Finance AG. The loan is due upon demand and compounds interest at 10.0% per annum.

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

As of June 30, 2011, our total assets were $2,057 consisting entirely of cash and our total liabilities were $125,625.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Critical Accounting Policies

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. We believe that there are several accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amounts of revenue and the more significant areas involving management’s judgments and estimates.  These significant accounting policies relate to revenue recognition, valuation of long-lived assets and income taxes. These policies, and the related procedures, are described in detail below.

Revenue recognition

The Company’s revenue consists of obtaining the ability to find mineralized material that is economically feasible to extract from our property.

Impairment of long lived assets

Long-lived assets of the Company are reviewed for impairment whenever events or changes in circumstances indicate that their carrying value has become impaired, in accordance with the guidance established in Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis.

Income taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes, which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The effect on deferred income tax assets and liabilities of a change in income tax rates is included in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.         CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

            We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

            We have also evaluated our internal control for financial reporting, and there have been no changes in our internal controls or in other factors that could affect those controls subsequent to the date of their last evaluation.

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

None.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of August, 2011.

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