Form 10-Q/A
period 2011-06-30
Riverdale Mining Inc.
filed 2011-09-14
CIK 1402357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A-1

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

EXPLANATORY NOTE

Our company is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to our quarterly report on Form 10-Q for the period ended June 30, 2011 (the “Form 10-Q”), filed with the Securities and Exchange Commission on August 15, 2011 (the “Original Filing Date”), to correct errors made on the statement of cash flows page, whereas the column heading for the three months ended June 30, 2010 has been properly reflected and to correct the total of net cash provided by financing activities for the three months ended June 30, 2011 of $11,092 instead of $31,092. Additionally, we are amending the original filing to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from our Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-Q.  No other changes have been made to the Form 10-Q.

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

Condensed Balance Sheets (unaudited)	F-1
Condensed Statements of Expenses (unaudited)	F-2
Condensed Statements of Cash Flows (unaudited)	F-3
Notes to (unaudited) Condensed Financial Statements	F-4

RIVERDALE MINING INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS Unaudited

	June 30,	March 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash	$2,057	$2,677

Total Current Assets	2,057	2,677

TOTAL ASSETS	$2,057	$2,677

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$63,128	$12,863
Demand note payable	50,000	40,000
Accounts payable – related party	12,497	11,405
TOTAL LIABILITIES	125,625	64,268

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred Stock, 100,000,000 shares authorized, $0.00001 par value
No shares are issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value;
7,000,000 shares issued and outstanding	70	70
Additional paid-in capital	199,980	199,980
Deficit accumulated during exploration stage	(323,618)	(261,641)
TOTAL STOCKHOLDERS' DEFICIT	(123,568)	(61,591)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,057	$2,677

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

RIVERDALE MINING INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three	For the Three	For the period from March 30, 2007
	Months Ended	Months Ended	(Inception) through
	June 30, 2011	June 30, 2010	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(61,977)	$(9,974)	$(323,618)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accounts payable and accrued expenses	50,265	(705)	63,128
Net cash used in operating activities	(11,712)	(10,679)	(260,490)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net advances from (repayments to) related party	1,092	16,789	12,497
Proceeds from sale of common stock	-	-	200,050
Proceeds from note payable	10,000	-	50,000
Net cash provided by financing activities	11,092	16,789	262,547

Change in cash	(620)	6,110	2,057

Cash, beginning of period	$2,677	$128	$-

Cash, end of period	$2,057	$6,238	$2,057

SUPPLEMENTAL CASHFLOW DISCLOSURES
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

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

ITEM 6.         EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

101	Interactive Data Files (Form 10-Q for the quarterly period ended June 30, 2011 furnished in XBRL).
101 INS - XBRL Instance Document
101 SCH - XBRL Taxonomy Schema
101 CAL - XBRL Taxonomy Calculation Linkbase
101 DEF - XBRL Taxonomy Definition Linkbase
101 LAB - XBRL Taxonomy Label Linkbase
101 PRE - XBRL Taxonomy Presentation Linkbase

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of September, 2011.

RIVERDALE MINING INC.

BY:	VLADIMIR VASKEVICH
Vladimir Vaskevich, President, Principal
Executive Officer, Treasurer, Principal
Financial Officer and Principal Accounting
Officer

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

101	Interactive Data Files (Form 10-Q for the quarterly period ended June 30, 2011 furnished in XBRL).
101 INS - XBRL Instance Document
101 SCH - XBRL Taxonomy Schema
101 CAL - XBRL Taxonomy Calculation Linkbase
101 DEF - XBRL Taxonomy Definition Linkbase
101 LAB - XBRL Taxonomy Label Linkbase
101 PRE - XBRL Taxonomy Presentation Linkbase