Form 10-Q
period 2011-09-30
Riverdale Mining Inc.
filed 2011-11-14
CIK 1402357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2011

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
Yes [   ]  No [ X ]

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,000,000 as of  November 10, 2011.

RIVERDALE MINING INC.

FORM 10-Q

September 30, 2011

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Control and Procedures

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

PART I – FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

Riverdale Mining Inc.
(An Exploration Stage Company)

September 30, 2011

Basis of Presentation

The accompanying statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring adjustments) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended September 30, 2011 are not necessarily indicative of results that may be expected for the year ending March 31, 2012.

RIVERDALE MINING INC. (AN EXPLORATION STAGE COMPANY) BALANCE SHEETS Unaudited

	September 30, 2011	March 31, 2011
ASSETS
CURRENT ASSETS
Cash	$5,534	$2,677

Total Current Assets	5,534	2,677

TOTAL ASSETS	$5,534	$2,677

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$142,871	$12,863
Demand note payable	75,000	40,000
Accounts payable – related party	9,980	11,405
TOTAL LIABILITIES	227,851	64,268

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred Stock, 100,000,000 shares authorized, $0.00001 par value No shares are issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 7,000,000 shares issued and outstanding	70	70
Additional paid-in capital	199,980	199,980
Deficit accumulated during exploration stage	(422,367)	(261,641)
TOTAL STOCKHOLDERS' DEFICIT	(222,317)	(61,591)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,534	$2,677

See accompanying condensed notes to interim unaudited condensed financial statements.

RIVERDALE MINING INC. (An Exploration Stage Company) STATEMENTS OF EXPENSES (Unaudited)
					For the period From March 30, 2007 Through September 30, 2011

	Three Months Ended		Six Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

COSTS AND EXPENSES

Consulting fees	$82,179	$6,232	$136,944	$10,732	$248,931
Legal & accounting	9,550	2,500	9,830	5,000	85,509
Compensation	4,000		4,000		4,000
Exploration	-	-	-	-	16,500
General & administrative	1,308	931	6,993	3,905	63,035
Loan Interest	1,712		2,959		4,392

NET LOSS	$(98,749)	$(9,663)	(160,726)	$(19,637)	$(422,367)

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED	$(0.01)	$(0.00)	$(0.02)	$(0.00)

WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING- BASIC AND DILUTED	7,000,000	7,000,000	7,000,000	7,000,000

See accompanying condensed notes to interim unaudited condensed financial statements.

RIVERDALE MINING INC. (AN EXPLORATION STAGE COMPANY) CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended September 30, 2011	For the Six Months Ended September 30, 2010	For the period from March 30, 2007 (Inception) through September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(160,726)	$(19,637)	$(422,367)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accounts payable and accrued expenses	130,008	3,295	142,871

Net cash used in operating activities	(30,718)	(16,342)	(279,496)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net advances from (repayments to) related party	(1,425)	16,279	9,980
Proceeds from sale of common stock	-	-	200,050
Proceeds from note payable	35,000	-	75,000
Net cash provided by financing activities	33,575	16,279	285,030

Change in cash	2,857	(63)	5,534

Cash, beginning of period	$2,677	$128	$-

Cash, end of period	$5,534	$65	$5,534

SUPPLEMENTAL CASHFLOW DISCLOSURES
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

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

NOTE 2. - GOING CONCERN

From March 30, 2007 (date of inception) to September 30, 2011, Riverdale Mining has not generated revenues and has accumulated losses since inception. The continuation of Riverdale Mining as a going concern is dependent upon the continued financial support from its shareholders, the ability of Riverdale Mining to obtain necessary equity financing to continue operations, and the attainment of profitable operations. There is no guarantee that Riverdale Mining will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Riverdale Mining’s ability to continue as a going concern.

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

NOTE 5 - DEMAND NOTE PAYABLE

As of September 30, 2011, Riverdale borrowed $75,000 from CRG Finance. The notes bear 10% interest and are due on demand.

9

RIVERDALE MINING INC. (AN EXPLORATION STAGE COMPANY) NOTES TO CONDENSEDFINANCIAL STATEMENTS (Unaudited)

NOTE 6 - SUBSEQUENT EVENTS

On November 7, 2011, the Company arranged to borrow another $2,000 from CRG Finance AG. The note bears 10% interest and is due on demand.

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

Results of Operations

Quarter Ended September 30, 2011 Compared to Quarter Ended September 30, 2010

1.         Revenue and Operating Expenses

We did not generate any revenue for the period ended September 30, 2011, which remained unchanged from the period ended September 30, 2010. The reason we have not generated any revenue is because we are still in the exploration stage.

Consulting fees increased by $75,947 from $6,232 for the three month period ended September 30, 2010 to $82,179 for the period ended September 30, 2011. The reason for the increase was the result of signing a consulting agreement with CRG Finance whereby we agreed to pay CRG $25,000 per month for its services. Of the $25,000 due per month, $10,000 is payable and $15,000 is accrued.

Legal and accounting fees increased by $7,050 from $2,500 for the three month period ended September 30, 2010 to $9,550 for the period ended September 30, 2011. The reason for the decrease was the result of the timing of filing our periodic reports which went beyond the normal billing date into the next quarter.

Other administrative and miscellaneous increased by $377 from $1,308 for the three month period ended September 30, 2010 to $931 for the period ended September 30, 2011. The increase was primarily due to increased telephone and office supply expenses.

2.         Assets and Liabilities

Cash and cash equivalents were $5,534 at September 30, 2011 as compared to $2,677 at March 31, 2011.

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

As of September 30, 2011, we borrowed $75,000 from CRG Finance. The notes bear 10% interest and is due on demand.

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

As of September 30, 2011, our total assets were $5,534 consisting entirely of cash and our total liabilities were $227,851.

On November 7, 2011, we arranged to borrow another $2,000 from CRG Finance AG. The note bears 10% interest and is due on demand.

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

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.         DEFAULTS UPON SENIOR SECUITIES.

None.

ITEM 4.         (REMOVED AND RESERVED)

ITEM 5.         OTHER INFORMATION.

            None.

ITEM 6.     EXHIBITS.

            The following documents are included herein:

Exhibit No.	Document Description

10.4	Senior Promissory Note

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

101	Interactive Date Files
101 INS - XBRL Instance Document
101 SCH - XBRL Taxonomy Schema
101 CAL - XBRL Taxonomy Calculation Linkbase
101 DEF - XBRL Taxonomy Definition Linkbase
101 LAB - XBRL Taxonomy Label Linkbase
101 PRE - XBRL Taxonomy Presentation Linkbase

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of November, 2011.

RIVERDALE MINING INC.

BY:	/s/VLADIMIR VASKEVICH
Vladimir Vaskevich, President, Principal
Executive Officer, Treasurer, Principal
Financial Officer and Principal Accounting
Officer

EXHIBIT INDEX

Exhibit No.	Document Description

10.4	Senior Promissory Note

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

101	Interactive Date Files
101 INS - XBRL Instance Document
101 SCH - XBRL Taxonomy Schema
101 CAL - XBRL Taxonomy Calculation Linkbase
101 DEF - XBRL Taxonomy Definition Linkbase
101 LAB - XBRL Taxonomy Label Linkbase
101 PRE - XBRL Taxonomy Presentation Linkbase

