Form 10-Q
period 2011-12-31
Riverdale Mining Inc.
filed 2012-02-06
CIK 1402357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED December 31, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,000,000 as of February 1, 2012.

RIVERDALE MINING INC.

FORM 10-Q

December 31, 2011

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Control and Procedures

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

Riverdale Mining Inc.
(An Exploration Stage Company)

December 31, 2011

Basis of Presentation

The accompanying statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring adjustments) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended December 31, 2011 are not necessarily indicative of results that may be expected for the year ending March 31, 2012.

RIVERDALE MINING INC. (AN EXPLORATION STAGE COMPANY) BALANCE SHEETS Unaudited

	December 31, 2011	March 31, 2011
ASSETS
CURRENT ASSETS
Cash	$254	$2,677

Total Current Assets	254	2,677

TOTAL ASSETS	$254	$2,677

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$222,505	$12,863
Demand note payable	77,000	40,000
Accounts payable – related party	9,573	11,405
TOTAL LIABILITIES	309,078	64,268

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred Stock, 100,000,000 shares authorized, $0.00001 par value No shares are issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 7,000,000 shares issued and outstanding	70	70
Additional paid-in capital	199,980	199,980
Deficit accumulated during exploration stage	(508,874)	(261,641)
TOTAL STOCKHOLDERS' DEFICIT	(308,824)	(61,591)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$254	$2,677

See accompanying condensed notes to interim unaudited condensed financial statements.

RIVERDALE MINING INC. (An Exploration Stage Company) STATEMENTS OF EXPENSES (Unaudited)
					For the period From
					March 30, 2007
	Three Months Ended		Nine Months Ended		Through
	December 31,	December 31,	December 31,	December 31	December 31,
	2011	2010	2011	2010	2011

COSTS AND EXPENSES

Consulting fees	$81,000	$4,959	$217,944	$15,691	$329,931
Legal & accounting	3,000	3,500	12,830	8,500	88,509
Exploration	-	-	-	-	16,500
General & administrative	617	3,344	11,610	7,249	67,652
Loan Interest	1,890		4,849		6,282

NET LOSS	$(86,507)	$(11,803)	(247,233)	$(31,440)	(508,874)

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED	$(0.01)	$(0.00)	$(0.04)	$(0.00)

WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING- BASIC AND DILUTED	7,000,000	7,000,000	7,000,000	7,000,000

See accompanying condensed notes to interim unaudited condensed financial statements.

RIVERDALE MINING INC. (AN EXPLORATION STAGE COMPANY) CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
	For the Nine Months Ended December 31, 2011	For the Nine Months Ended December 31, 2010	For the period from March 30, 2007 (Inception) through December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(247,233)	$(31,440)	$(508,874)
Adjustments to reconcile net loss to net cash used in operating activities: Change in operating assets and liabilities:
Increase in accounts payable and accrued expenses	209,642	5,391	222,505
Net cash used in operating activities	(37,591)	(26,049)	(286,369)

CASH FLOWS FROM FINANCING ACTIVITIES
Net advances from (repayments to) related party	(1,832)	6,279	9,573
Proceeds from sale of common stock	-	-	200,050
Proceeds from note payable	37,000	25,000	77,000
Net cash provided by financing activities	35,168	31,279	286,623

Change in cash	(2,423)	5,230	254

Cash, beginning of period	$2,677	$128	$-

Cash, end of period	$254	$5,358	$254

SUPPLEMENTAL CASHFLOW DISCLOSURES
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

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

NOTE 2. - GOING CONCERN

From March 30, 2007 (date of inception) to December 31, 2011, Riverdale Mining has not generated revenues and has accumulated losses since inception. The continuation of Riverdale Mining as a going concern is dependent upon the continued financial support from its shareholders, the ability of Riverdale Mining to obtain necessary equity financing to continue operations, and the attainment of profitable operations. There is no guarantee that Riverdale Mining will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Riverdale Mining’s ability to continue as a going concern.

NOTE 3. – RELATED PARTY TRANSACTIONS

The Company occupies office space provided by the president of the Company at no cost. The value of the space is not considered materially significant for financial reporting purposes. Advances on behalf of the Company are non-interest bearing and due on demand. As of December 31, 2011, the Company was indebted to a related party for the amount of $9,573 for expenses paid on behalf of the Company.

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

RIVERDALE MINING INC. (AN EXPLORATION STAGE COMPANY) NOTES TO CONDENSEDFINANCIAL STATEMENTS (Unaudited)

NOTE 5 - DEMAND NOTE PAYABLE

As of December 31, 2011, Riverdale borrowed $77,000 from CRG Finance. The notes bear 10% interest per year and are due on demand.

NOTE 6 - SUBSEQUENT EVENT

On January 10, 2012 Riverdale borrowed $5,000 from CRG Finance. The loan is due upon demand and compounds interest at 10.0% per annum.

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

Results of Operations

Quarter Ended December 31, 2011 Compared to Quarter Ended December 31, 2010

Revenue and Operating Expenses

We did not generate any revenue for the period ended December 31, 2011, which remained unchanged from the period ended December 31, 2010. The reason we have not generated any revenue is because we are still in the exploration stage.

Consulting fees increased by $76,041 from $4,959 for the three month period ended December 31, 2010 to $81,000 for the three month period ended December 31, 2011. The reason for the increase was an agreement with CRG for consulting services for $25,000 per month.

Legal and accounting fees decreased by $500 from $3,500 for the three month period ended December 31, 2010 to $3,000 for the three month period ended December 31, 2011. The increase was primarily due to a decrease in legal and accounting expenses.

Other administrative and miscellaneous decreased by $2,727 from $3,344 for the three month period ended December 31, 2010 to $617 for the three month period ended December 31, 2011. The decrease was primarily due to a decrease in telephone and office supply expenses.

Assets and Liabilities

Cash and cash equivalents were $254 at December 31, 2011 as compared to $2,677 at March 31, 2011.

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

            As of December 31, 2011, we borrowed $77,000 from CRG Finance. The notes bear 10% interest and are due on demand.

On January 10, 2012 Riverdale borrowed $5,000 from CRG Finance. The loan is due upon demand and compounds interest at 10.0% per annum.

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

As of December 31, 2011, our total assets were $254 consisting entirely of cash and our total liabilities were $309,078.

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

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.         DEFAULTS UPON SENIOR SECUITIES.

None.

ITEM 4.         (REMOVED AND RESERVED)

ITEM 5.         OTHER INFORMATION.

            None.

ITEM 6.     EXHIBITS.

            The following documents are included herein:

Exhibit No.	Document Description

10.1	Loan Agreement

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer). **

101	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

** The certification attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Riverdale Mining, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of February, 2011.

RIVERDALE MINING INC.

BY:	/s/VLADIMIR VASKEVICH
Vladimir Vaskevich, President, Principal
Executive Officer, Treasurer, Principal
Financial Officer and Principal Accounting
Officer

EXHIBIT INDEX

Exhibit No.	Document Description

10.1	Loan Agreement

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

101	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document