Form 10-K
period 2012-03-31
Riverdale Mining Inc.
filed 2012-07-16
CIK 1402357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

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

20 Carl Crescent
Toronto, Ontario
Canada M1W 3R2
(Address of principal executive offices)

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
Yes [   ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [X] No [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of September 30, 2011: $20,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 35,000  as of July 12, 2012.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in forward-looking statements made in this Annual Report on Form 10-K (this “Report”) and in other reports and documents published by us from time to time. Any statements about our beliefs, plans, objectives, expectations, assumptions, future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “believes,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “intend,” “plan,” “projection,” “outlook” and the like, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, as we issue “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, we are ineligible to rely on these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of our Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned to carefully read all “Risk Factors” set forth under Item 1A and not to place undue reliance on any forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments, except as required by the Exchange Act. New factors emerge from time to time, and it is not possible for us to predict which will arise or to assess with any precision the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Unless otherwise provided in this Report, references to the “Company,” the “Registrant,” the “Issuer,” “we,” “us,” and “our” refer to Riverdale Mining Inc.

PART I.

ITEM 1.                BUSINESS.

Corporate Information

We were incorporated in the State of Nevada on March 30, 2007.  Our address is 20 Carl Crescent, Toronto, Ontario, Canada M1W 3R2.  Our telephone number is (877) 536-0333.

In 2007, in connection with the Company’s formation, the Company issued shares to each of its two officers and directors.  The Company also sold shares of common stock to other investors. On May 31, 2012, the Company conducted a 1 for 200 reverse stock split (the “Reverse Stock Split”), pursuant to which the number of shares of the Company’s common stock outstanding was reduced from 7,000,000 shares to 35,000 shares.  All figures for share ownership set forth in this Report reflect the Reverse Stock Split.  In connection with the Reverse Stock Split, the Company’s Articles of Incorporation were amended.

We are an exploration stage corporation.  An exploration stage corporation is one engaged in the search of mineral deposits or reserves which are not in either the development or production stage.  We intend to conduct mineral exploration activities on one property located in British Columbia, Canada.

We have no operations, no revenues, and have experienced losses since inception.  We have relied on upon the sale of our securities and loans from our officers and directors to fund operations since our inception.  There is no assurance that a commercially viable mineral deposit exists on the property and further exploration will be required before a final evaluation as to the economic feasibility is determined.

Due to a lack of working capital, the Company has suspended its mining exploration program at this time.  If the Company is able to raise sufficient funds, it may pursue additional exploration activities at the current property, or pursue exploration activities at properties which have not yet been identified.

Background

In June 2007, Vladimir Vaskevich, our president and a member of our board of directors acquired one mineral property containing (i) two claims of one unit each and (ii) one claim consisting of one cell in British Columbia, Canada.  At that time, Mr. Vladimir Vaskevich executed a declaration of trust acknowledging that he holds the property in trust for us.  Mr. Vaskevich will issue a bill of sale to a subsidiary corporation to be formed by us should mineralized material be discovered on the property.  Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. British Columbia allows a mineral explorer to claim a portion of available Crown lands as its exclusive area for exploration by registering the claim area on the British Columbia Mineral Titles Online system. The Mineral Titles Online system is the Internet-based British Columbia system used to register, maintain and manage the claims. A cell is an area which appears electronically on the British Columbia Internet Minerals Titles Online Grid and was formerly called a claim. A claim is a grant from the Crown of the available land within the cells to the holder to remove and sell minerals.

The online grid is the geographical basis for the cell. The property was registered by a non affiliated third party. Under British Columbia law, title to British Columbia mining claims can only be held by British Columbia residents or by a British Columbia corporation. In order to comply with the law we would have to incorporate a British Columbia wholly owned subsidiary corporation and obtain audited financial statements. We believe that such an expenditure would not be an appropriate use of Company funds at this time.

In the event that we find mineralized material and the mineralized material can be economically extracted, we will form a wholly owned British Columbia subsidiary corporation and Mr. Vaskevich will convey title to the property to the wholly owned subsidiary corporation. Should Mr. Vaskevich transfer title to another person and that deed is recorded before we record our documents, that other person will have superior title and we will have none. If that event occurs, we will have to cease or suspend operations. However, Mr. Vaskevich would be liable to us for monetary damages for breaching the terms of his oral agreement with us to transfer his title to a subsidiary corporation we create. To date we have not performed any work on the property. All Canadian lands and minerals which have not been granted to private persons are owned by either the federal or provincial governments in the name of Her Majesty Elizabeth II. Ungranted minerals are commonly known as Crown minerals. Ownership rights to Crown minerals are vested by the Canadian Constitution in the province where the minerals are located. In the case of the Company property, that is the province of British Columbia.

Canadian law now ensures that minerals are reserved from Crown land dispositions. The result is that the Crown is the largest mineral owner in Canada, both as the fee simple owner of Crown lands and through mineral reservations in Crown grants. Most privately held mineral titles are acquired directly from the Crown. The Company property is one such acquisition. Accordingly, fee simple title to the Company’s property resides with the Crown.

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

There are no native land claims that affect title to the property. We have no plans to try to interest other companies in the property if mineralization is found. If mineralization is found, we will attempt to develop the property ourselves.

Claims

The following is a list of tenure numbers, claim, and expiration date of our claims:

		Number of	Date of
Tenure No.	Document Description	Units or Cells	Expiration
845111	Sheelagh Creek Gold	1	August 31, 2012

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

Planned Exploration

                The Company has received recommendations that it should conduct a helicopter supported geological mapping and sampling program in combination with a micro-grid soil geochemical survey.  The objective of this work is to locate and sample the exposed vein and locate the potential extensions of the vein (which are covered by overburden) utilizing the geochemical (soil sampling) survey.  As helicopter support is required for this work, the estimated cost of this program is $10,000 to $12,000.

                Due to a lack of working capital, the Company has suspended its mining exploration program at this time. MAP 1

Sheelagh Creek Gold

834957
834955
845111
1048.038
831403
618065
831411
0
250
500 m.
Map center: 56° 21' 59" N, 130° 26' 0" W

Fort St. John
Terrace
Quesnel
Williams Lake
Victoria

Legend

- Indian Reserves
- National Parks
- Conservancy Areas
- Parks

MTO Grid (MTO)

- Blocked by MEM
- Other

Mineral Tenure (current)

- Mineral Claim
- Mineral Lease

Mineral Reserves (current)

- Placer Claim Designation
- Placer Lease Designation
- No Staking Reserve
- Conditional Reserve
- Release Required Reserve
- Surface Restriction
- Recreation Area
- Others
- Integrated Cadastral Fabric
- Survey Parcels
- BCGS Grid

Contours (TRIM)

- Contour - Index
- Contour - Index Indefinite
- Contour - Index Depression
- Contour - Index Depression Indefinite
- Contour - Intermediate
- Contour - Intermediate Indefinite
- Contour - Intermediate Depression
- Contour - Intermediate Depression Indefinite
- Areaof Exclusion

Scale: 1:13,692

This map is a user generated static output from an Internet mapping site and is for general reference only. Data layers that appear on this map may or may not be accurate, current, or otherwise reliable. THIS MAP IS NOT TO BE USED FOR NAVIGATION.

Competitive Factors

The Canadian gold mining industry is highly fragmented: there is there are a large number of gold prospectors and producers of diverse size. At the present time, the Company has not commenced the exploration or extraction of minerals and we do not compete with any other parties for the exploration or removal of minerals from the property.  We are an extremely small exploration company.

Markets

Readily available gold markets exist in Canada and around the world for the sale of gold. Therefore, we anticipate that we will be able to sell any gold that we are able to recover from the property.

Intellectual Property

                The Company does not own any patents, trademarks or copyrights.

Regulations

Our property is registered on British Columbia Mineral Titles Online system. We are also subject to the British Columbia Mineral Exploration Code (the “Code”) which tells us how and where we can explore for minerals.

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

We will be required to secure all necessary permits for exploration and, if development is warranted on the property, we will be required to file final plans of operation before we start any mining operations. We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. We do not expect that any endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what that will involve from an environmental standpoint.

We are in compliance with the Code and will continue to comply with the Code in the future. We believe that compliance with the Code will not adversely affect our business operations in the future.

We will be required to comply with environmental regulations in British Columbia, including returning the surface to its previous condition once we have completed our operations at the property. We cannot speculate on those costs in light of our ongoing plans for exploration. When we are ready to drill, we will notify the Inspector of Mines for British Columbia. The Inspector of Mines will require a bond to be put in place to assure that the property will be restored to its original condition. We have estimated the cost of restoring the property to be between $3,000 to $9,000, depending upon the number of holes ultimately drilled on the property.

Employees and Employment Agreements

We intend to use the services of subcontractors for manual labor exploration work on our properties.

At the present time, we have no employees, other than our officer and directors. Our officer and directors are part-time employees and will devote about 10% of their time to our operations. Our officers and directors do not have  employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers and directors.  Because our officers and directors are inexperienced with exploration, they hired qualified persons to perform the surveying of our property.

Where You Can Find More Information

                The Company files annual, quarterly and other requisite filings with the U.S. Securities and Exchange Commission (the “SEC”).  Members of the public may read and copy any materials which we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Members of the public may obtain additional information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, as well as other information regarding issuers that file electronically with the SEC. This site is located at http://www.sec.gov.

                You may also request a copy of our filings at no cost, by writing or telephoning us at:

Riverdale Mining Inc.

20 Carl Crescent, Toronto

Ontario, Canada M1W 3R2

Attention: Vladimir Vaskevich, President

ITEM 1A.             RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.             UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.                PROPERTIES.

Our business office is located in the home of our president, Vladimir Vaskevich, at 20 Carl Crescent Ave., Toronto, Ontario, Canada M1W 3R2.  Mr. Vaskevich permits the Company to utilize this space at no cost.

Information about the property on which the Company intends to conduct its mining exploration activities is set forth under “Item 1. Business,” above, which is incorporated herein by reference thereto.

ITEM 3.                LEGAL PROCEEDINGS.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Information regarding the property on which the Company intends to engage in exploration activities is set forth under Item 1, Business, above, which is incorporated herein by reference thereto.

ITEM 4.                MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our shares are traded on the Bulletin Board operated by the Federal Industry Regulatory Authority under the symbol “RVDM.”  The following sets forth the high and low bid quotations for the Company’s common stock as reported on the Over-the-Counter Bulletin Board for each quarter since April 1, 2010.  These quotations reflect prices between dealers and do not include retail mark-ups, markdowns and commissions and may not necessarily represent actual transactions. These quotations have not been adjusted to reflect the Company's May 31, 2012 reverse stock split.

Fiscal Year
2012	High Bid	Low Bid

Fourth Quarter: 1-1-12 to 3-31-12	$0.02	$0.00
Third Quarter: 10-1-11 to 12-31-11	$0.02	$0.00
Second Quarter: 7-1-11 to 9-30-11	$0.02	$0.00
First Quarter: 4-1-11 to 6-30-11	$0.02	$0.00

Fiscal Year
2011	High Bid	Low Bid

Fourth Quarter: 1-1-11 to 3-31-11	$0.26	$0.00
Third Quarter: 10-1-10 to 12-31-10	$0.26	$0.00
Second Quarter: 7-1-10 to 9-30-10	$0.26	$0.00
First Quarter: 4-1-10 to 6-30-10	$0.26	$0.00

Holders

As of the date of this report, there were 43 stockholders of record of the Company’s common stock. Of the 35,000 shares of common stock outstanding as of the date of this report, 25,000 shares were owned by our officers and directors.

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

Stock Option Grants

To date, we have not granted any stock options.

Securities Authorized for Issuance under Equity Compensation Plans

                At the present time, the Company does not have an equity compensation plan.

Purchases of Equity Securities by the Company

                None.

ITEM 6.                SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Report. This Report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words “believes”, “anticipates,” “expects” and the like, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, as the Company intends to issue “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, the Company is ineligible to rely on these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments, except as required by the Exchange Act.

Estimates and Assumptions

In the preparation of our financial statements, no estimates have been used since there is insufficient historical information in which to base such estimates.

Background

                On July 15, 2010, we purchased the Sheelagh Creek Gold mining claim for $5,000. The property is registered in the name of our President.

                On January 31, 2010, we were unaware that our mineral title needed to be renewed and inadvertently did not renew the Sheelagh Creek Gold mining claim in time. The claim was automatically forfeited and was re-staked by Speebo Inc. On February 15, 2011, Speebo Inc. agreed to resell the claim to us for $2,500. The $2,500 was paid on February 15, 2011 and the Sheelagh Creek Gold mining claim is held in the name of our President, Vladimir Vaskevich. A copy of the bill of sale is filed as Exhibit 10.1 to our Form 10-Q filed on March 22, 2011 and is incorporated herein by reference thereto.

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

                The Company has received recommendations that it should conduct a helicopter supported geological mapping and sampling program in combination with a micro-grid soil geochemical survey.  The objective of this work is to locate and sample the exposed vein and locate the potential extensions of the vein (which are covered by overburden) utilizing the geochemical (soil sampling) survey.  As helicopter support is required for this work, the estimated cost of this program is $10,000 to $12,000.

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

Results of Operations

Period Ended March 31, 2012 Compared to Period Ended March 31, 2011

1.             Revenue and Operating Expenses

We did not generate any revenue during the period ended March 31, 2012, which remained unchanged from the period ended March 31, 2011. The reason we have not generated any revenue is because we are still in the exploration stage.

Consulting fees increased by $247,939 from $21,005 for the year ended March 31, 2011 to $295,944 for the year ended March 31, 2012 as we utilized additional consulting services.

Other administrative and general expenses decreased by $266 from $10,777 for the year ended March 31, 2011 to $10,511 for the year ended March 31, 2012. The increase was primarily due to an increase in our telephone expenses.

2.             Assets and Liabilities

Cash and cash equivalents were $442 at March 31, 2012 as compared to $2,677 at March 31, 2011. Much of this cash was utilized to pay telephone expenses.

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

Due to a lack of working capital, the Company has suspended its mining exploration program at this time. If the Company is able to raise sufficient funds, it may pursue additional exploration activities at the current property, or pursue exploration activities at properties which have not yet been identified.  We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Future equity financing could result in additional dilution to existing shareholders.

We anticipate that the Company will require approximately $20,000 to maintain its current level of activity for the next year- including filing reports with the U.S. Securities and Exchange Commission, paying required government fees, and paying the Company’s attorneys and auditors.

Liquidity and Capital Resources

From March 30, 2007 (date of inception) to March 31, 2012, we have not generated revenues and we have accumulated losses since inception. Our continuation as a going concern is dependent upon the continued financial support our shareholders, our ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. There is no guarantee that we will be able to complete any of the objectives set forth above. These factors raise substantial doubt regarding our ability to continue as a going concern

At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.

We have the right to explore one property which consists of one claim comprising a total of 179 acres. The property is registered in our president's name.

                As of March 31, 2012, we borrowed $82,000 from CRG Finance of which, as at year end, we had received $82,000 of the total $82,000 as per the loan agreements. The notes bear 10% interest and are due on demand. As of the date of this Report, we have received the total $82,000, of which, the total $82,000 remains outstanding and due upon demand.

Since inception, we have issued 35,000 shares of our common stock and received $200,050 from shareholders.

In March 2007, we issued 25,000 shares of common stock to our officers and directors pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933. The purchase price of the shares was $-0- total. This was accounted for as an acquisition of shares.

In December 2007, we completed our public offering by raising $200,000 and issued 10,000 shares of common stock.

On March 26, 2012, our Board of Directors approved and recommended a reverse stock split of its common shares on the basis of 200 shares to 1. The number of post-split shares outstanding as of March 31, 2012, is 35,000 common shares.

As of March 31, 2012, our total assets were $442 consisting entirely of cash and our total liabilities were $395,391.

                During the year ended March 31, 2011, we repaid our president $10,000 for loans he made to the Company for operating expenses. As of March 31, 2012, we still our related parties $12,674 for advances they made to the company. The advance is unsecured, bears no interest and is due upon demand.

                On April 17, we borrowed and received an additional $10,000 from CRG Finance. The loan is due upon demand and compounds interest at 10.0% per annum.

                On June 26, 2012, we borrowed an additional $10,000 from CRG Finance AG. The loan is due upon demand and compounds interest at 10.0% per annum. As of the date of this Report, we have received $7,000 of the total loan balance.

Plant and Equipment

The Company has spent $0 on plant and equipment to date, and anticipates expending $0 on plant and equipment in the fiscal year ended March 31, 2013.  If the Company is able to raise additional funds, the Company may spend a portion of such funds on plant and equipment related to the current property, or properties which may be identified.

Research and Development

The Company anticipates spending $0 on mining exploration in the fiscal year ending March 31, 2013.  If the Company is able to raise additional funds, the Company anticipates that it will spend a portion of such funds on mining exploration.

Employees

At the present time, the Company has no employees, other than our officer and directors.

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

Recent Accounting Pronouncements.

                We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our  results of operations, financial position or cash flow.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

ITEM 7A.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Riverdale Mining Inc.
(A Development Stage Company)

March 31, 2012

Index

Report of Independent Registered Public Accounting Firm	F–1
Balance Sheets	F–2
Statements of Expenses	F–3
Statement of Change in Stockholders’ Equity	F–4
Statements of Cash Flows	F–5
Notes to the Financial Statements	F–6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors

Riverdale Mining, Inc.

(An Exploration Stage Company)

Ontario, Canada

We have audited the accompanying balance sheets of Riverdale Mining, Inc. as of March 31, 2012 and 2011 and the related statements of expenses, cash flows and changes in stockholders’ equity (deficit) for the years then ended, for the period from March 30, 2007 (inception) through March 31, 2012. These financial statements are the responsibility of Riverdale’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. Riverdale is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Riverdale’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Riverdale as of March 31, 2012 and 2011 and the results of its operations and its cash flows for the years then ended and the period from March 30, 2007 (inception) to March 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Riverdale will continue as a going concern. As discussed in Note 2 to the financial statements, Riverdale has no revenues and has accumulated losses since inception which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONEBAILEY, LLP

MALONEBAILEY, LLP

www.Malonebailey.com

Houston, Texas

July 12, 2012

RIVERDALE MINING INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	March 31,	March 31,
	2012	2011
ASSETS
CURRENT ASSETS
Cash	$442	$2,677

Total Current Assets	442	2,677

TOTAL ASSETS	$442	$2,677

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$300,717	$12,863
Demand note payable	82,000	40,000
Accounts payable – related party	12,674	11,405
TOTAL LIABILITIES	395,391	64,268

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred Stock, 100,000,000 shares authorized, $0.00001 par value No shares are issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 35,000 shares issued and outstanding	-	-
Additional paid-in capital	200,050	200,050
Deficit accumulated during exploration stage	(594,999)	(261,641)
TOTAL STOCKHOLDERS' DEFICIT	(394,949)	(61,591)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$442	$2,677

See accompanying summary of accounting policies and notes to the financial statements.

RIVERDALE MINING INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF EXPENSES

	Year Ended March 31, 2012	Year Ended March 31, 2011	For the Period from March 30, 2007 (Inception) through March 31, 2012

EXPENSES
Consulting fees	295,944	21,005	407,931
Legal and accounting	16,184	11,598	91,863
Exploration	-	2,500	16,500
Compensation	4,000	0	4,000
Interest Expense	6,719	1,433	8,152
Other general and administrative	10,511	10,777	66,553

NET LOSS	$(333,358)	$(47,313)	(594,999)

NET LOSS PER COMMON SHARE-BASIC AND DILUTED	$(9.52)	$(1.35)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-BASIC AND DILUTED	35,000	35,000

See accompanying summary of accounting policies and notes to the financial statements.

RIVERDALE MINING INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

			Additional Paid-in Capital	Deficit Accumulated during Exploration Stage	Total Stockholders' Equity
	Common Stock
	Shares	Amount

Balance, March 30, 2007 (Date of Inception)	-	$-	$-	$-	$-

Issuance of Common stock for cash at $0.00001 per share	25,000	-	50	-	50

Net loss	-	-	-	(18,000)	(18,000)

Balance, March 31, 2007	25,000	-	50	(18,000)	(17,950)

Issuance of common stock for cash at $0.10 per share	10,000	-	200,000	-	200,000

Net Loss	-	-	-	(50,665)	(50,665)

Balance, March 31, 2008	35,000	-	200,050	(68,665)	131,385

Net loss	-	-	-	(89,510)	(89,510)

Balance, March 31, 2009	35,000	$-	$200,050	$(158,175)	$41,875

Net loss	-	-	-	(56,153)	(56,153)

Balance, March 31, 2010	35,000	$-	$200,050	$(214,328)	$(14,278)

Net loss	-	-	-	(47,313)	(47,313)

Balance, March 31, 2011	35,000	$-	$200,050	$(261,641)	$(61,591)

Net loss	-	-	-	(333,358)	(333,358)

Balance, March 31, 2012	35,000	$-	$200,050	$(594,999)	(394,949)

See accompanying summary of accounting policies and notes to the financial statements.

RIVERDALE MINING INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	Year Ended March 31, 2012	Year Ended March 31, 2011	Accumulated from March 30, 2007 (Inception) through March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(333,358)	$(47,313)	$(594,999)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in accounts payable and accrued expenses	287,854	2,158	300,717
Net cash used in operating activities	(45,504)	(45,155)	(294,282)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	200,050
Short Term Debt	42,000	40,000	82,000
Net advances from (repayments to) related party	1,269	7,704	12,674
Net cash provided by financing activities	43,269	47,704	294,724

Net change in cash	(2,235)	2,549	442

Cash, beginning of period	$2,677	$128	$-

Cash, end of period	$442	$2,677	$442

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying summary of accounting policies and notes to the financial statements.

RIVERDALE MINING INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 2012

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Riverdale Mining Inc. (the “Company") was incorporated on March 30, 2007 in Nevada for the purpose of acquiring, exploring and developing mining properties. The Company maintains offices in Reno, Nevada and in Toronto, Canada. The Company is an Exploration Stage Company, as defined by ASC 7 “Accounting and Reporting for Development Stage Enterprises”.

Use of Estimates.

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period.  Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of the Company’s financial position and results of operations.

Acquisition, Exploration and Development Costs.

Mineral property acquisition, exploration and related costs are expensed as incurred unless proven and probable reserves exist and the property may commercially be mined. When it has been determined that a mineral property can be economically developed, the costs incurred to develop such property, including costs to further delineate the ore body and develop the property for production, may be capitalized. Interest costs, if any, allocable to the cost of developing mining properties and to constructing new facilities are capitalized until operations commence. Mine development costs incurred either to develop new ore deposits, expand the capacity of operating mines, or to develop mine areas substantially in advance of current production are also capitalized. All such capitalized costs, and estimated future development costs, are then amortized using the units-of-production method over the estimated life of the ore body.  Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. The Company evaluates, at least quarterly, the carrying value of capitalized mining costs and related property, plant and equipment costs, if any, to determine if these costs are in excess of their net realizable value and if a permanent impairment needs to be recorded. The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with ASC 360-10, "Accounting for Impairment or Disposal of Long-Lived Assets." The Company currently does not have any long-lived assets and therefore no adjustments are needed at March 31, 2012.

RIVERDALE MINING INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 2012

Basic and Diluted Net Income (Loss) Per Share.

The Company computes net income (loss) per share in accordance with  ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Basic and diluted EPS are the same in fiscal 2012 and 2011 due to no common stock equivalents.

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

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has no revenues, has accumulated losses since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.   The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

RIVERDALE MINING INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 2012

NOTE 3 - RELATED PARTY BALANCES AND TRANSACTIONS

The Company occupies office space provided by the president of the Company at no cost. The value of the space is not considered materially significant for financial reporting purposes. Advances on behalf of the Company are non-interest bearing and due on demand. As of March 31, 2012, the Company was indebted to its related parties for the amount of $12,674 for expense paid on behalf of the Company.

NOTE 4 – DEMAND NOTE PAYABLE

As of March 31, 2012, Riverdale borrowed $82,000 from CRG Finance. The note bears 10% interest and is due on demand.

NOTE 5 – PREFERRED AND COMMON STOCK

The Company is authorized to issue 100,000,000 shares of $0.00001 par value preferred stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting right are not cumulative and, therefore, the holders of more than 50% of the preferred stock could, if they choose to do so, elect all of the directors of the Company. There are no preferred shares issued.

On March 26, 2012, our Board of Directors approved and recommended a reverse stock split of its common shares on the basis of 200 shares to 1. The number of post-split shares outstanding as of March 31, 2012, is 35,000 common shares.

NOTE 6 - INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. The Company has net operating losses of approximately $595,000 which begin expiring in 2030. The potential benefit of Company’s net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely-than-not it will utilize the net operating losses carried forward

	2012	2011

Deferred Tax Assets and Liabilities:
Net operating loss carryforwards	$202,000	$89,000
Valuation allowance	(202,000)	(89,000)
Net deferred tax assets	$-	$-

RIVERDALE MINING INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 2012

NOTE 7 - SUBSEQUENT EVENT

On April 17, 2012, we borrowed and received an additional $10,000 from CRG Finance. The loan is due upon demand and compounds interest at 10.0% per annum.

On June 26, 2012, we borrowed an additional $10,000 from CRG Finance. The loan is due upon demand and compounds interest at 10.0% per annum. As of the date of this report, we have received $7,000 of the total loan balance.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2012.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of March 31, 2012, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

                This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 ITEM 9B.     OTHER INFORMATION.

None.

PART III

ITEM 10.              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table presents information with respect to our officers, directors and significant employees as of July 9, 2012:

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

The persons named above have held their offices since inception of our company and are expected to hold their offices until the next annual meeting of our stockholders.

Background of Officers and Directors

Set forth below is biographical information regarding the Company’s current officers, directors and significant employees as of July 12, 2012.

Vladimir Vaskevich. Mr. Vaskevich has been our president, principal executive officer, treasurer, principal financial officer, principal accounting officer and a director since March 30, 2007. From January 2006 till January 2007, Mr. Vaskevich worked as a realtor for Prudential Sterling Realty, in Burnaby, British Columbia. From January 2001 to January 2006, Mr. Vaskevich served as president and operations director for Centre City Health Recovery Inc. in Mississauga, Ontario. From April 2001 to September 2004, Mr. Vaskevich was executive vice president for Metro Assessment, Functional Capacity and Psychological Examination Centre in Toronto, Ontario. From 1998 to January 2001, he served as wholesale sales manager at Valvo Auto Sales in Toronto, Ontario.

Director Qualifications:

The Company has determined that Mr. Vaskevich’s extensive experience as a businessman has provided him with the knowledge, experience and relationships necessary to serve as a director of the Company.

Mikhail Ratchkovski.  Mr. Ratchkovski has been our secretary and a director since March 30, 2007. Since January 2005, Mr. Ratchkovski has been employed by Pacific Quorum Properties located in Vancouver as property manager, where he was responsible for overseeing stratified residential accounts, preparation of yearly maintenance and capital project budgets, hiring of staff for strata buildings, and conducting monthly and annual general meetings for the Stratas. From January 1993 to January 2005, Mr. Ratchkovski was employed with the Resort Municipality of Whistler in a Bylaw Services where he was responsible for compliance with city codes, sign permits and issuance of business licenses. Other than our board of directors, Mr. Ratchkovski has not been a member of the board of directors of any corporations during the last five years.

Director Qualifications:

The Company has determined that Mr. Ratchkovski’s extensive experience as a businessman has provided him with the knowledge, experience and relationships necessary to serve as a director of the Company.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, no director, person nominated to become a director, executive officer, promoter or control person of the company: (1) had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) was convicted in a criminal proceeding or subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type or business, securities or banking activities; or (4) was found by a court of competent jurisdiction in a civil action or by the U.S. Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Board Committees

Audit Committee

The Company’s audit committee is composed of its entire Board of Directors, Vladimir Vaskevich and Mikhail Ratchkovski.

Audit Committee Financial Expert

Our board of directors has determined that it does not have an audit committee member that qualifies as an “audit committee financial expert” as defined in Item 407(d) (5)(ii) of Regulation S-K. We believe that the audit committee members are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

Disclosure Committee

Disclosure committee functions are performed by our entire board of directors.

Director Nominations

There have been no changes in the year ended March 31, 2012 to the procedures by which security holders may recommend nominees to our board of directors.

Code of Ethics

We adopted a Code of Ethics applicable to all of our directors, officers, employees and consultants, which is a “code of ethics” as defined by applicable rules of the SEC. Our Code of Ethics is attached as an exhibit to our annual report on Form 10-K filed on July 3, 2008. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our chief executive officer, chief financial officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

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

ITEM 11.              EXECUTIVE COMPENSATION.

     The following table sets forth the compensation paid by the Company for the last two fiscal years.

Summary Compensation Table

						Non-	Nonqualified
						Equity	Deferred	All
						Incentive	Compensa-	Other
				Stock	Option	Plan	tion	Compen-
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Vladimir Vaskevich	2012	0	4,000	0	0	0	0	0	4,000
President	2011	0	0	0	0	0	0	0	0

Mikhail Ratchkovski	2012	0	0	0	0	0	0	0	0
Secretary	2011	0	0	0	0	0	0	0	0

No persons have been entitled to compensation in excess of $100,000 per year prior to the fiscal year ended June 30, 2011.

We do not anticipate paying any salaries in 2012. We do not anticipate paying salaries until we have a defined ore body and begin extracting minerals from the ground.

As of the date hereof, we have not entered into employment contracts with any of our officers or directors.

Compensation of Directors

The members of our board of directors are not compensated for their services as directors. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors.

Director’s Compensation Table
Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Vladimir Vaskevich	2012	0	0	0	0	0	0

Mikhail Ratchkovski	2012	0	0	0	0	0	0

Outstanding Equity Awards at Fiscal Year-End

As of the Company’s most recent fiscal year end, no officer, director or employee of the Company was entitled to any equity awards.

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

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of July 9, 2012 by (i) each director of the Company; (ii) each of the Company's officers named in the Summary Compensation Table and other key employees of our Company; (iii) each person who is known by the Company to be the beneficial owner of more than five percent of the Company's outstanding Common Stock; and (iv) all directors and named executive officers as a group.  Except as otherwise indicated below, each person named has sole voting and investment power with respect to the shares indicated.  The percentage of ownership set forth below reflects each holder's beneficial ownership interest in 35,000 issued and outstanding shares of the Company's common stock.

Amount and Nature of Beneficial Ownership

Name and Address of Beneficial Owner	Shares	Options/ Warrants	Total	Percentage of Shares Outstanding
Vladimir Vaskevich	12,500	0	12,500	35.71%

Mikhail Ratchkovski	12,500	0	12,500	35.71%

All Officers and Directors as a Group (2 Individuals)	25,000	0	25,000	71.42%

(1)     The mailing address for Vladimir Vaskevich is 20 Carl Crescent, Toronto, Ontario, Canada M1W 3R2.

(2)     The mailing address for Mikhail Ratchkovski is 32 Bruce Street, London, Ontario, Canada N6C 1G4.

A person shall be deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of such security within sixty (60) days, including but not limited to any right to acquire beneficial ownership through the exercise of any option, warrant or right.

The Company is not aware of any pledges of any shares, options or warrants by any of the individuals or entities listed above.

Changes in Control

As of the date of filing of this Report, the Company is unaware of any arrangement which may result in a change in control.

ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

                Our President, Vladimir Vaskevich advanced $9,980 to us during the year ended March 31, 2012 to pay for the legal fees, accounting fees and other general administrative expenses relating to this Report. The advances on behalf of the Company are non-interest bearing and remaining outstanding as of the date of this Report.

                Additionally, our secretary, Mikhail Ratchkovski  advanced $2,694 to us as of March 31, 2012 to pay for other general administrative expenses on behalf of the company, which were repaid as of the date of this Report.

Director Independence

The Company’s Board of Directors has determined that none of its current directors are “independent.”  The Company has adopted the standards for director independence contained in the Nasdaq Marketplaces Rule 5605(a)(2).

Board of Directors

Our board of directors facilitates its exercise of independent supervision over management by endorsing the guidelines for responsibilities of the board as set out by regulatory authorities on corporate governance in the United States. Our board’s primary responsibilities are to supervise the management of our company, to establish an appropriate corporate governance system, and to set a tone of high professional and ethical standards.

The board is also responsible for:

  selecting and assessing members of the Board;
  choosing, assessing and compensating the Chief Executive Officer of our company, approving the compensation of all executive officers and ensuring that an orderly management succession plan exists;
  reviewing and approving our company’s strategic plan, operating plan, capital budget and financial goals, and reviewing its performance against those plans;
  adopting a code of conduct and a disclosure policy for our company, and monitoring performance against those policies;

  ensuring the integrity of our company’s internal control and management information systems;
  approving any major changes to our company’s capital structure, including significant investments or financing arrangements; and
  reviewing and approving any other issues which, in the view of the Board or management, may require Board scrutiny.

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

  Assessments

  The board intends that individual director assessments be conducted by other directors, taking into account each director’s contributions at board meetings, service on committees, experience base, and their general ability to contribute to one or more of our company’s major needs. However, due to our stage of development and our need to deal with other urgent priorities, the board has not yet implemented such a process of assessment.

  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

  Audit fees

  The aggregate fees billed for the two most recently completed fiscal periods ended March 31, 2012 and March 31, 2011 for professional services rendered by MaloneBailey, LLP, registered public accountants, for the audit of our annual financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended March 31, 2012	Year Ended March 31, 2011
Audit Fees	$12,500	$10,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$12,500	$10,000

  In the above table, “audit fees” are fees billed by our company’s external auditor for services provided in auditing our company’s annual financial statements for the subject year along with reviews of interim quarterly financial statements and involvement with various in arrears filing earlier in 2009. “Audit-related fees” are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit review of our company’s financial statements. “Tax fees” are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning. “All other fees” are fees billed by the auditor for products and services not included in the foregoing categories.

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

  Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  -    approved by our audit committee; or

  -    entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

  The Company’s audit committee is composed of its entire Board of Directors, Vladimir Vaskevich and Mikhail Ratchkovski. Our entire board of directors pre-approves all services provided by our independent auditors.

  All of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

  PART IV

  ITEM 15.              EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference

					Filed
Exhibit No. Document Description		Form	Date	Number	herewith

3.1	Articles of Incorporation.	SB-2	8/02/07	3.1

3.2	Bylaws.	SB-2	8/02/07	3.2

3.3	Amendment to Articles of Incorporation.				X

4.1	Specimen Stock Certificate.	SB-2	8/02/07	4.1

10.1	Bill of Sale	10-Q	02/22/11	10.1
10.2	Loan Agreement	10-Q	2/06/12	10.1

10.3	Loan Agreement	10-Q	02/22/11	10.2

10.4	Service Agreement	8-K	04/26/11	10.2

10.5	Loan Agreement	8-K	08/03/11	10.3

10.6	Senior Promissory Note	10-Q	11/14/11	10.4

10.7	Loan Agreement	10-K			X

14.1	Code of Ethics	10-K	07/03/08	14.1

31.1	Certification pursuant to Rule 13a-15(e) and				X
	15d-15(e), promulgated under the Securities
	and Exchange Act of 1934, as amended.
					X
32.1	Certification pursuant to 18 U.S.C. Section
	1350, as adopted pursuant to Section 906 of the
	Sarbanes-Oxley Act of 2002.

99.1	Subscription Agreement	SB-2	08/02/07	99.1

99.2	Audit Committee Charter.	10-K	07/03/08	99.2

99.3	Disclosure Committee Charter.	10-K	07/03/08	99.3

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation	X
Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition	X
Linkbase Document

101.LAB	XBRL Taxonomy Extension Label	X
Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation	X
Linkbase Document

  SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1933, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

  RIVERDALE MINING INC.

  BY:  VLADIMIR VASKEVICH
           Name:     Vladimir Vaskevich

  Title:       President, Principal Executive Officer,

                  Treasurer, Principal Financial Officer,
                            Principal Accounting Officer, and a member
                            of the Board of Directors

  Date:      July 12, 2012

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

VLADIMIR VASKEVICH	President, Principal Executive Officer, Treasurer,	July 12, 2012
Vladimir Vaskevich	Principal Accounting Officer, Principal Financial
Officer, and a Director

MIKHAIL RATCHKOVSKI	Secretary and a Director	July 12, 2012
Mikhail Ratchkovski

  EXHIBIT INDEX

		Incorporated by reference

					Filed
Exhibit No. Document Description		Form	Date	Number	herewith

3.1	Articles of Incorporation.	SB-2	8/02/07	3.1

3.2	Bylaws.	SB-2	8/02/07	3.2

3.3	Amendment to Articles of Incorporation.				X

4.1	Specimen Stock Certificate.	SB-2	8/02/07	4.1

10.1	Bill of Sale	10-Q	02/22/11	10.1
10.2	Loan Agreement	10-Q	2/06/12	10.1

10.3	Loan Agreement	10-Q	02/22/11	10.2

10.4	Service Agreement	8-K	04/26/11	10.2

10.5	Loan Agreement	8-K	08/03/11	10.3

10.6	Senior Promissory Note	10-Q	11/14/11	10.4

10.7	Loan Agreement	10-K			X

14.1	Code of Ethics	10-K	07/03/08	14.1

31.1	Certification pursuant to Rule 13a-15(e) and				X
	15d-15(e), promulgated under the Securities
	and Exchange Act of 1934, as amended.
					X
32.1	Certification pursuant to 18 U.S.C. Section
	1350, as adopted pursuant to Section 906 of the
	Sarbanes-Oxley Act of 2002.

99.1	Subscription Agreement	SB-2	08/02/07	99.1

99.2	Audit Committee Charter.	10-K	07/03/08	99.2

99.3	Disclosure Committee Charter.	10-K	07/03/08	99.3

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation	X
Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition	X
Linkbase Document

101.LAB	XBRL Taxonomy Extension Label	X
Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation	X
Linkbase Document