Form 10-Q
period 2012-06-30
Riverdale Mining Inc.
filed 2012-08-20
CIK 1402357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

or

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 35,000 as of August 14, 2012.

RIVERDALE MINING INC.

FORM 10-Q

June 30, 2012

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 1A	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Mine Safety Disclosures
Item 5.	Other Information
Item 6.	Exhibits

SIGNATURE

EXHIBIT INDEX

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in forward-looking statements made in this Quarterly Report on Form 10-Q (this “Report”) and in other reports and documents published by us from time to time. Any statements about our beliefs, plans, objectives, expectations, assumptions, future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “believes,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “intend,” “plan,” “projection,” “outlook” and the like, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, as we issue “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, we are ineligible to rely on these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of our Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments, except as required by the Exchange Act. New factors emerge from time to time, and it is not possible for us to predict which will arise or to assess with any precision the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Unless otherwise provided in this Report, references to the “Company,” the “Registrant,” the “Issuer,” “we,” “us,” and “our” refer to Riverdale Mining Inc.

PART I – FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

Riverdale Mining Inc.
(An Exploration Stage Company)

June 30, 2012

Basis of Presentation

The accompanying statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring adjustments) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended June 30, 2012 are not necessarily indicative of results that may be expected for the year ending March 31, 2013.

RIVERDALE MINING INC. (AN EXPLORATION STAGE COMPANY) BALANCE SHEETS Unaudited
	June 30, 2012	March 31, 2012
ASSETS
CURRENT ASSETS
Cash	$2,488	$442

Total Current Assets	2,488	442

TOTAL ASSETS	$2,488	$442

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$369,217	$300,717
Demand note payable	99,000	82,000
Accounts payable – related party	9,980	12,674
TOTAL LIABILITIES	478,197	395,391

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred Stock, 100,000,000 shares authorized, $0.00001 par value No shares are issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 35,000 shares issued and outstanding, respectively	-	-
Additional paid-in capital	200,050	200,050
Deficit accumulated during exploration stage	(675,759)	(594,999)
TOTAL STOCKHOLDERS' DEFICIT	(475,709)	(394,949)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,488	$442

See accompanying notes to interim unaudited financial statements.

RIVERDALE MINING INC. (AN EXPLORATION STAGE COMPANY) STATEMENTS OF EXPENSES (Unaudited)
	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	For the period from March 30, 2007 (Inception) Through June 30, 2012

EXPENSES
Consulting fees	$77,260	$54,765	$485,191
Legal and accounting	-	280	91,863
Exploration	-	-	16,500
Loan Interest	-	1,247	8,152
Compensation	-	-	4,000
Other general and administrative	3,500	5,685	70,053
NET LOSS	$(80,760)	$(61,977)	(675,759)

NET LOSS PER COMMON SHARE- BASIC AND DILUTED	$(2.31)	$(1.77)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	35,000	35,000

See accompanying notes to interim unaudited financial statements.

RIVERDALE MINING INC. (AN EXPLORATION STAGE COMPANY) STATEMENTS OF CASH FLOWS (Unaudited)
	For the Three Months Ended June 30, 2012	For the Three Months Ended June 30, 2011	For the period from March 30, 2007 (Inception) through June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(80,760)	$(61,977)	$(675,759)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts payable and accrued expenses	68,500	50,265	369,217
Net cash used in operating activities	(12,260)	(11,712)	(306,542)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party advance	312	1,092	12,986
Repayment of advance to related party	(3,006)	-	(3,006)
Proceeds from sale of common stock	-	-	200,050
Proceeds from note payable	17,000	10,000	99,000
Net cash provided by financing activities	14,306	11,092	309,030

Change in cash	2,046	(620)	-

Cash, beginning of period	$442	$2,677	$2,488

Cash, end of period	$2,488	$2,057	$2,488

SUPPLEMENTAL CASHFLOW DISCLOSURES
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to interim unaudited financial statements.

RIVERDALE MINING INC. (AN EXPLORATION STAGE COMPANY) NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE 1. - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Riverdale Mining Inc. (“Riverdale Mining or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Riverdale’s Annual Report filed with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2012 as reported in the Form 10-K have been omitted.

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

NOTE 3. – RELATED PARTY TRANSACTIONS

The Company occupies office space provided by the president of the Company at no cost. The value of the space is not considered materially significant for financial reporting purposes. Advances on behalf of the Company are non-interest bearing and due on demand. As of June 30, 2012, the Company was indebted to its related parties for $9,980 for expenses paid on behalf of the Company.

NOTE 4. - DEMAND NOTE PAYABLE

As of June 30, 2012, the Company borrowed $99,000 from CRG Finance. The notes bear 10% interest and are due on demand.

NOTE 5. - SUBSEQUENT EVENTS

On August 10, 2012, we borrowed an additional $7,000 from CRG Finance. The loan is due upon demand and compounds interest at 10.0% per annum. We also received the remaining $3,000 related to a prior note.

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

Background

            On July 15, 2010, we purchased the Sheelagh Creek Gold Mining claim for $5,000.  The property is registered in the name of our President.

Claims

The following is a list of tenure numbers, claim, and expiration date of our claims:

Tenure No.	Document Description	Number of Units or Cells	Date of Expiration
845111	Sheelagh Creek Gold	1	August 31, 2012

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

Plan of Operation for the Next Twelve Months

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

Supplies

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as bulldozers and excavators that we might need to conduct exploration, once operations commence. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment needed to conduct exploration activities.

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

Results of Operations

Quarter Ended June 30, 2012 Compared to Quarter Ended June 30, 2011

1.         Revenue and Operating Expenses

We did not generate any revenue for the period ended June 30, 2012, which remained unchanged from the period ended June 30, 2011. The reason we have not generated any revenue is because we are still in the exploration stage.

Consulting fees increased by $22,495 from $54,765 for the period ended June 30, 2011 to $77,260 for the period ended June 30, 2012. The reason for the increase was the result of signing a consulting agreement with CRG Finance whereby we agreed to pay CRG $25,000 per month for its services. Of the $25,000 due per month, $10,000 is payable and $15,000 is accrued.

Legal and accounting fees decreased by $280 from $280 for the period ended June 30, 2011 to $nil for the period ended June 30, 2012. The reason for the decrease was the result of the timing of filing our periodic reports which went beyond the normal billing date into the next quarter.

Other administrative and miscellaneous decreased by $2,185 from $5,685 for the period ended June 30, 2011 to $3,500 for the period ended June 30, 2012. The decrease was primarily due to decreased telephone and office supply expenses.

2.         Assets and Liabilities

Cash and cash equivalents were $2,488 at June 30, 2012 as compared to $442 at March 31, 2012.

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

            As of June 30, 2012, we borrowed $99,000 from CRG Finance. The notes bear 10% interest and are due on demand.

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

On March 26, 2012, our Board of Directors approved and recommended a reverse stock split of its common shares on the basis of 200 shares to 1. The number of post-split shares outstanding as of June 30, 2012, is 35,000 common shares.

On April 17, we borrowed and received an additional $10,000 from CRG Finance. The loan is due upon demand and compounds interest at 10.0% per annum.

On June 26, 2012, we borrowed an additional $10,000 from CRG Finance AG. The loan is due upon demand and compounds interest at 10.0% per annum. As of the date of this Report, we have received $17,000 of the total loan balance.

As of June 30, 2012, our total assets were $2,488 consisting entirely of cash and our total liabilities were $478,197. As of June 30, 2012, we owe a related party $12,674 for advances made to the company. These advances are unsecured, bear no interest, and are due on demand.

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

Changes in Internal Controls

            No change in our system of internal control over Financial reporting occurred during the quarter ended June 30, 2012 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.         DEFAULTS UPON SENIOR SECUITIES.

None.

ITEM 4.         MINE SAFETY DISCLOSURES.

            Not Applicable.

ITEM 5.         OTHER INFORMATION.

            None.

ITEM 6.     EXHIBITS.

            The following documents are included herein:

Exhibit No.	Document Description

3.3	Amendment to Articles of Incorporation, incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on July 16, 2012.

10.7

Senior Promissory Note, from the Company to CRG Finance AG, dated as of June 26, 2012, incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on July 16, 2012.

10.8	Senior Promissory Note, from the Company CRG Finance AG, dated as of August 10, 2012.

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated August 20, 2012.

RIVERDALE MINING INC.

BY:	/s/VLADIMIR VASKEVICH
Vladimir Vaskevich, President, Principal
Executive Officer, Treasurer, Principal
Financial Officer and Principal Accounting
Officer

EXHIBIT INDEX

Exhibit No.	Document Description

3.3	Amendment to Articles of Incorporation, incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on July 16, 2012.

10.7

Senior Promissory Note, from the Company to CRG Finance AG, dated as of June 26, 2012, incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on July 16, 2012.

10.8	Senior Promissory Note, from the Company CRG Finance AG, dated as of August 10, 2012.

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document