Form 10-Q
period 2012-09-30
Riverdale Mining Inc.
filed 2012-11-07
CIK 1402357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 35,000 as of November 6, 2012.

RIVERDALE MINING INC.

FORM 10-Q

September 30, 2012

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

PART I – FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

Riverdale Mining Inc.
(An Exploration Stage Company)

September 30, 2012

Basis of Presentation

The accompanying statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring adjustments) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended September 30, 2012 are not necessarily indicative of results that may be expected for the year ending March 31, 2013.

RIVERDALE MINING INC. (AN EXPLORATION STAGE COMPANY) BALANCE SHEETS Unaudited

	September 30, 2012	March 31, 2012
ASSETS
CURRENT ASSETS
Cash	$15,923	$442

Total Current Assets	15,923	442

TOTAL ASSETS	$15,923	$442

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$447,440	$300,717
Demand note payable	124,000	82,000
Accounts payable – related party	9,980	12,674
TOTAL LIABILITIES	581,420	395,391

STOCKHOLDERS' DEFICIT
Preferred Stock, 100,000,000 shares authorized, $0.00001 par value: No shares are issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 35,000 shares issued and outstanding as of September 30, 2012 and March 31, 2012, respectively	-	-
Additional paid-in capital	200,050	200,050
Deficit accumulated during exploration stage	(765,547)	(594,999)
TOTAL STOCKHOLDERS' DEFICIT	(565,497)	(394,949)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$15,923	$442

See accompanying notes to interim unaudited financial statements.

RIVERDALE MINING INC. (An Exploration Stage Company) STATEMENTS OF EXPENSES (Unaudited)
	Three Months Ended		Six Months Ended			For the period from March 30, 2007 Through September 30,2012
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

COSTS AND EXPENSES

Consulting fees	$80,715	$82,179	$157,975	$136,944		$565,906
Legal & accounting	7,500	9,550	7,500	9,830		99,363
Compensation	-	4,000	-	4,000		4,000
Exploration	-	-	-	-		16,500
General & administrative	1,573	1,308	5,073	6,993		71,626
Loan Interest	-	1,712		2,959		8,152

NET LOSS	$(89,788)	$(98,749)	(170,548)	$(160,726)		$(765,547)

NET GAIN( LOSS) PER COMMON SHARE - BASIC AND DILUTED	$(2.57)	$(2.82)	$(4.87)	$(4.59)	$

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING- BASIC AND DILUTED	35,000	35,000	35,000	35,000

See accompanying notes to interim unaudited financial statements.

RIVERDALE MINING INC. (AN EXPLORATION STAGE COMPANY) STATEMENTS OF CASH FLOWS (Unaudited)
	For the Six Months Ended September 30, 2012	For the Six Months Ended September 30, 2011	For the period from March 30, 2007 (Inception) through September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(170,548)	$(160,726)	$(765,547)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts payable and accrued expenses	146,723	130,008	447,440
Net cash used in operating activities	(23,825)	(30,718)	(318,107)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party advances	312	-	12,986
Repayment of related party advances	(3,006)	(1,425)	(3,006)
Proceeds from sale of common stock	-	-	200,050
Proceeds from note payable	42,000	35,000	124,000
Net cash provided by financing activities	39,306	33,575	334,030

Change in cash	15,481	2,857	15,923

Cash, beginning of period	$442	$2,677	$-

Cash, end of period	$15,923	$5,534	$15,923

SUPPLEMENTAL CASHFLOW DISCLOSURES
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

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

NOTE 2. - GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has no revenues, has accumulated losses of $765,547 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.   The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

NOTE 3. – RELATED PARTY TRANSACTIONS

The Company occupies office space provided by the president of the Company at no cost. The value of the space is not considered materially significant for financial reporting purposes. Advances on behalf of the Company are non-interest bearing and due on demand. As of September 30, 2012, the Company was indebted to its related parties for $9,980 for expenses paid on behalf of the Company.

NOTE 4. - DEMAND NOTES PAYABLE

To date, the Company has borrowed a total of $124,000 from CRG Finance, including $25,000 during the three month period ended September 30, 2012. The Company has issued notes to CRG Finance AG in connection with these loans, each of which have an interest rate of 10% and are due on demand.

RIVERDALE MINING INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. - SUBSEQUENT EVENTS

            On October 12, 2012 the Company paid Speebo Inc. $3,000 to re-purchase the Sheelagh Creek Gold mining claim.

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

Background

            On July 15, 2010, we purchased the Sheelagh Creek Gold Mining claim for $5,000. The property is registered in the name of our President.

Claims

            The following is a list of tenure numbers, claim, and expiration date of our claims:

Tenure No.	Document Description	Number of Units or Cells	Date of Expiration
845111	Sheelagh Creek Gold	1	September 1, 2013

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

Results of Operations

Three and Six Months Ended September 30, 2012 Compared to Three and Six Months Ended September 30, 2011

1.         Revenue and Operating Expenses

            We did not generate any revenue for the period ended September 30, 2012, which remained unchanged from the period ended September 30, 2011. The reason we have not generated any revenue is because we are still in the exploration stage.  During the six months ended September 30, 2012, the Company experienced losses of $170,548.  Losses have increased since the six month period ended September 30, 2012, during which the Company experienced losses of $160,726.  Since the Company’s inception, the Company has experienced losses of $765,547.

            Consulting fees decreased by $1,464 from $82,179 for the three months ended September 30, 2011 to $80,715 for the three months ended September 30, 2012. Consulting fees increased by $21,031 from $136,944 for the six months ended September 30, 2011 to $157,975 for the six months ended September 30, 2012.  Since the Company’s inception, consulting fees have totaled $565,906.

            Legal and accounting fees decreased by $2,050 from $9,550 for the three months ended September 30, 2011 to $7,500 for the three months ended September 30, 2012. The reason for the decrease was the result of the timing of filing our periodic reports which went beyond the normal billing date into the next quarter. Legal and accounting fees decreased by $2,330 from $9,830 for the six months ended September 30, 2011 to $7,500 for the six months ended September 30, 2012.  Since the Company’s inception, legal and accounting fees have totaled $99,363.

            Other general and administrative expenses increased by $265 from $1,308 for the three months ended September 30, 2011 to $1,573 for the three months ended September 30, 2012. The increase was primarily due to increase in telephone expenses. Other general and administrative expenses decreased by $1,920 from $6,993 for the six months ended September 30, 2011 to $5,073 for the six months ended September 20, 2012.  Since the Company’s inception, consulting fees have totaled $71,626.

            Since the Company’s inception, the Company has also had compensation expenses of $4,000, exploration expenses of $16,500 and loan interest expenses of $8,152.

2.         Assets and Liabilities

            The Company’s total assets as of September 30, 2012 were $15,923, as compared to $442 at March 31, 2012.  In each case, these assets consisted entirely of cash.  The Company’s total liabilities as of September 30, 2012 were $581,420, including accounts payable and accrued expenses of $447,440, demand notes payable of $124,000, and accounts payable to a related party of $9,980.  The Company’s total liabilities have increased since March 31, 2012, at which time they were $395,391, including accounts payable and accrued expenses of $300,717, demand notes payable of $82,000, and accounts payable to a related party of $12,674.

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

We anticipate that the Company will require approximately $75,000 to $100,000 to maintain its current level of activity for the next year, including filing reports with the U.S. Securities and Exchange Commission, paying required government fees, and paying the Company’s attorneys and auditors.

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

            On March 26, 2012, our Board of Directors approved and recommended a reverse stock split of its common shares on the basis of 200 shares to 1. The number of post-split shares outstanding as of the date of this Report is 35,000 shares of common stock.

To date, the Company has borrowed a total of $124,000 from CRG Finance, including $25,000 during the three month period ended September 30, 2012. The Company has issued notes to CRG Finance AG in connection with these loans, each of which have an interest rate of 10% and are due on demand.

            As of September 30, 2012, our total assets were $15,923 consisting entirely of cash and our total liabilities were $581,420. As of September 30, 2012, we owe a related party $9,980 for advances made to the company. These advances are unsecured, bear no interest, and are due on demand.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

            None.

ITEM 3.         DEFAULTS UPON SENIOR SECUITIES.

            None.

ITEM 4.         MINE SAFETY DISCLOSURES.

            Not Applicable.

ITEM 5.         OTHER INFORMATION.

            None.

ITEM 6.     EXHIBITS.

            The following documents are included herein:

Exhibit No.	Document Description
10.9	Form of Note, from the Company to CRG Finance AG.
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIVERDALE MINING INC.

BY:	/s/ VLADIMIR VASKEVICH
Vladimir Vaskevich, President, Principal
Executive Officer, Treasurer, Principal
Financial Officer and Principal Accounting
Officer

Dated:      November 7, 2012

EXHIBIT INDEX

Exhibit No.	Document Description
10.9	Form of Note, from the Company to CRG Finance AG.
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document