Form 10-Q
period 2012-12-31
Riverdale Mining Inc.
filed 2013-02-07
CIK 1402357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2012

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 35,000 as of  February 7, 2013.

RIVERDALE MINING INC.

FORM 10-Q

December 31, 2012

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II-- OTHER INFORMATION

SIGNATURES

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

PART I – FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

Riverdale Mining Inc.
(An Exploration Stage Company)

December 31, 2012

Basis of Presentation

The accompanying statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring adjustments) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended December 31, 2012 are not necessarily indicative of results that may be expected for the year ending March 31, 2013.

RIVERDALE MINING INC. (AN EXPLORATION STAGE COMPANY) BALANCE SHEETS Unaudited

	December 31, 2012	March 31, 2012
ASSETS
CURRENT ASSETS
Cash	$1,832	$442

Total Current Assets	1,832	442

TOTAL ASSETS	$1,832	$442

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$541,753	$300,717
Demand note payable	124,000	82,000
Accounts payable – related party	9,980	12,674
TOTAL LIABILITIES	675,733	395,391

STOCKHOLDERS' DEFICIT
Preferred Stock, 100,000,000 shares authorized, $0.00001 par value; No shares are issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 35,000 shares issued and outstanding	-	-
Additional paid-in capital	200,050	200,050
Deficit accumulated during exploration stage	(873,951)	(594,999)
TOTAL STOCKHOLDERS' DEFICIT	(673,901)	(394,949)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,832	$442

See accompanying notes to interim unaudited financial statements.

RIVERDALE MINING INC. (An Exploration Stage Company) STATEMENTS OF EXPENSES (Unaudited)
	Three Months Ended		Nine Months Ended		For the period From March 30, 2007 (Inception) Through
	December 31,		December 31,		December 31,
	2012	2011	2012	2011	2012

COSTS AND EXPENSES

Consulting fees	$78,340	$81,000	$236,315	$217,944	$644,246
Legal & accounting	18,300	3,000	25,800	12,830	117,663
Compensation	-	-	-	-	4,000
Exploration	3,000	-	3,000	-	19,500
General & administrative	1,261	617	6,334	11,610	72,887
Loan Interest	7,503	1,890	7,503	4,849	15,655

NET LOSS	$(108,404)	$(86,507)	(278,952)	$(247,233)	(873,951)

NET GAIN( LOSS) PER COMMON SHARE - BASIC AND DILUTED	$(3.10)	$(2.47)	$(7.97)	$(7.06)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING- BASIC AND DILUTED	35,000	35,000	35,000	35,000

See accompanying notes to interim unaudited financial statements.

RIVERDALE MINING INC. (AN EXPLORATION STAGE COMPANY) STATEMENTS OF CASH FLOWS (Unaudited)
	For the Nine Months Ended December 31, 2012	For the Nine Months Ended December 31, 2011	For the period from March 30, 2007 (Inception) through December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(278,952)	$(247,233)	$(873,951)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts payable and accrued expenses	241,036	209,642	541,753
Net cash used in operating activities	(37,916)	(37,591)	(332,198)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party advances	312	-	12,986
Repayment of related party advances	(3,006)	(1,832)	(3,006)
Proceeds from sale of common stock	-	-	200,050
Proceeds from note payable	42,000	37,000	124,000
Net cash provided by financing activities	39,306	35,168	334,030

Change in cash	1,390	(2,423)	1,832

Cash, beginning of period	$442	$2,677	$-

Cash, end of period	$1,832	$254	$1,832

SUPPLEMENTAL CASHFLOW DISCLOSURES
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

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

NOTE 2. - GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has no revenues, has accumulated losses of $873,951 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

NOTE 3. – RELATED PARTY TRANSACTIONS

The Company occupies office space provided by the president of the Company at no cost. The value of the space is not considered materially significant for financial reporting purposes. Advances on behalf of the Company are non-interest bearing and due on demand. As of December 31, 2012, the Company was indebted to its related parties for $9,980 for expenses paid on behalf of the Company.

NOTE 4. - DEMAND NOTES PAYABLE

To date, the Company has borrowed a total of $124,000 from CRG Finance. The Company has issued notes to CRG Finance AG in connection with these loans, each of which have an interest rate of 10% and are due on demand.

RIVERDALE MINING INC. (AN EXPLORATION STAGE COMPANY) NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE 5. - SUBSEQUENT EVENTS

On January 28, 2013, the Company borrowed an additional $10,000 from CRG Finance. The loan is due upon demand and compounds interest at 10.0% per annum.

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

Corporate Information

            We were incorporated in the State of Nevada on March 30, 2007. Our address is 20 Carl Crescent, Toronto, Ontario, Canada M1W 3R2. Our telephone number is (877) 536-0333. The Company does not maintain a web site at the present time.

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

Results of Operations

For the Nine Months Period Ended December 31, 2012 and December 31, 2011

1.      Revenue and Operating Expenses

            From our inception on March 30, 2007 through December 31, 2012, we did not earn any revenues and incurred a net loss of 873,951.

     During the nine months ended December 31, 2012, we incurred total operating expenses of $278,952 which include $236,315 in consulting fees, $25,800 in legal and accounting fees, $7,503 in loan interest, $6,334 in general and administrative fees and $3,000 in exploration costs.  Comparatively, during the same period in 2011, we incurred total operating expenses of $247,233 which include $217,944 in consulting fees, $12,830 in legal and accounting fees, $11,610 in general and administrative fees and $4,849 in loan interest expense.

            For the period from our inception on March 30, 2007 to December 31, 2012, we have incurred total operating expenses of $873,951, which included $644,246 for consulting fees, $117,663 in legal and accounting fees, $72,887 in other general and administrative fees, $4,000 in executive compensation, $19,500 in exploration and $15,655 loan interest expense.

2.         Assets and Liabilities

            The Company’s total assets as of December 31, 2012 were $1,832, as compared to $442 at March 31, 2012.  In each case, these assets consisted entirely of cash.  The Company’s total liabilities as of December 31, 2012 were $675,733, including accounts payable and accrued expenses of $541,753, demand notes payable of $124,000, and accounts payable to a related party of $9,980.  The Company’s total liabilities have increased since March 31, 2012, at which time they were $395,391, including accounts payable and accrued expenses of $300,717, demand notes payable of $82,000, and accounts payable to a related party of $12,674.

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

We anticipate that the Company will require approximately $25,000 to maintain its current level of activity for the next year, including filing reports with the U.S. Securities and Exchange Commission, paying required government fees, and paying the Company’s attorneys and auditors.

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

To date, the Company has borrowed a total of $124,000 from CRG Finance. The Company has issued notes to CRG Finance AG in connection with these loans, each of which have an interest rate of 10% and are due on demand.

            As of December 31, 2012, our total assets were $1,832 consisting entirely of cash and our total liabilities were $630,733. As of December 31, 2012, we owe a related party $9,980 for advances made to the company. These advances are unsecured, bear no interest, and are due on demand.

            On January 28, 2013, the Company borrowed an additional $10,000 from CRG Finance. The loan is due upon demand and compounds interest at 10.0% per annum.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated:      February 7, 2013

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